Form 10-Q/A
period 1997-12-31
STANDARD AUTOMOTIVE CORP
filed 1998-03-06
CIK 1043505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarterly period ended December 31, 1997

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                     to
                              ---------------------  ---------------------

Commission File Number: 001-13657
                        ---------

                         STANDARD AUTOMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   52-2018607
-------------------------------------------    --------------------------------
(State or other Jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                             No.)

 321 Valley Rd.,  Hillsborough Township, NJ              08876-4056
-------------------------------------------    --------------------------------
(Address of principal executive offices)                 (Zip Code)



                                 (908) 369-5544
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                                 --------------
      (Former name, former address and former fiscal year, if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      As of March 3, 1998 the registrant had a total of 3,095,000 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                               Index to Form 10-Q

                                December 31, 1997

PART I.  FINANCIAL INFORMATION
                                                                           Page
      Item 1. Financial Statements (Unaudited)

            STANDARD AUTOMOTIVE CORPORATION

              Balance Sheets at March 31, 1997 and December 31, 1997          3

              Statements of Income for the three and nine months ended
              December 31, 1997                                               4

              Statements of Cash Flows for the nine months ended
              December 31, 1997                                               5

              Notes to Financial Statements                                 6-8

            AJAX MANUFACTURING COMPANY

              Balance Sheets at March 31, 1997 and December 31, 1997          9

              Statements of Income for the three and nine months ended
              December 31, 1996 and 1997                                     10

              Statements of Cash Flows for the nine months ended December
              31, 1996 and 1997                                              11

              Notes to Financial Statements                               12-13

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         14-17

PART II.  OTHER INFORMATION

      Item 5. Subsequent Events                                              17

      Item 6. Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                   19

                         Part 1. Financial Information

Item 1.  Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                                 Balance Sheets

                                                                   March 31,    December 31,
                                                                 -----------    -----------
                                                                        1997           1997
                                                                 -----------    -----------
Assets

Cash and cash equivalents                                        $         -    $         -
Capitalized acquisition and financing costs                          375,000      1,480,000
                                                                 -----------    -----------
      Total assets                                               $   375,000    $ 1,480,000
                                                                 ===========    ===========

Liabilities and Shareholders' Equity

Accrued expenses                                                 $   375,000    $ 1,196,000
Accrued obligation on settlement of Bridge Notes payable                   -        275,000
Bridge Notes payable                                                       -        325,000
                                                                 -----------    -----------
   Total current liabilities                                         375,000      1,796,000

Commitments and contingencies

Shareholders' equity:
Preferred stock, $ .001 par value 3,000,000 shares authorized,
   none issued and outstanding                                             -              -
Common stock, $ .001 par value 10,000,000 shares authorized,
   1,567,500 issued and outstanding                                    2,000          2,000
Common stock subscription receivable                                  (2,000)        (2,000)
Accumulated deficit                                                        -       (316,000)
                                                                 -----------    -----------
   Total shareholders' (deficit)                                           -       (316,000)
                                                                 -----------    -----------
      Total liabilities and shareholders' (deficit)              $   375,000    $ 1,480,000
                                                                 ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                              Statements of Income

                                                                 Nine months   Three months
                                                                 -----------   ------------
                                                                  Ended December 31, 1997
                                                                 --------------------------
Revenues                                                         $         -    $         -
Interest expense related to Bridge Notes                             316,000        144,000
                                                                 -----------    -----------
Total expenses                                                       316,000        144,000

Loss before income taxes                                            (316,000)      (144,000)
Tax benefit                                                                -              -
                                                                 -----------    -----------
Net income                                                       $  (316,000)   $  (144,000)
                                                                 ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                             Statement of Cash Flows

                                                                           Nine months ended
                                                                           December 31, 1997
                                                                           -----------------
Cash flows from operating activities:
Net loss                                                                      $(316,000)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
Accretion interest expense related to settlement of Bridge Notes payable        275,000
Amortization of financing fees                                                   32,000
Deferred taxes                                                                        -
Accounts receivable                                                                   -
Prepaid expenses                                                                      -
Accounts payable and accrued expenses                                          (316,000)
Income taxes payable                                                                  -
                                                                              ---------
Net cash used in operating activities                                          (325,000)

Cash flows from by investing activities:
Proceeds from issuance of Bridge Notes                                          325,000
                                                                              ---------
Net cash provided by investing activities                                       325,000
                                                                              ---------
Net increase in cash and cash equivalents                                             -
Cash and cash equivalents, beginning of period                                        -
                                                                              ---------
Cash and cash equivalents, end of period                                      $       -
                                                                              =========


    The accompanying notes are an integral part of the financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          Notes to Financial Statements

                                December 31, 1997

BASIS OF PRESENTATION AND OPERATIONS

General

      The financial statements as of and for the three and nine months ended December 31, 1997 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. In November 1997, Standard Automotive Corporation ("Standard") effected a
 .758162-for-one reverse stock split, which reduced the number of shares of Standard outstanding from 2,067,500 to 1,567,500. All references to share and per share data have been restated to reflect the effects of the split.

Organizational

      Standard Automotive Corporation was formed and incorporated in January 1997. Standard has conducted no operations from the date of inception up through the date of the completion of the acquisition of Ajax Manufacturing Company ("Ajax"), other than incurring certain costs related to this transaction. Standard has capitalized approximately $375,000 and $1,480,000 of such costs at March 31, 1997 and December 31, 1997, respectively. The acquisition agreement was executed in August 1997. The acquisition of Ajax was financed from the proceeds of an Initial Public Offering ("IPO") of Standard's common and preferred stock. Of the total amount of 3,000,000 authorized shares of Preferred Stock, Standard had reserved 1,150,000 shares in connection with the acquisition of Ajax. Of the total amount of 10,000,000 authorized shares of Common Stock, Standard had reserved 1,495,000 in connection with the acquisition.

      In January 1998, Standard completed its IPO of 1,495,000 Shares of Common Stock and 1,150,000 Shares of Convertible Redeemable Preferred Stock both of which commenced trading on the American Stock Exchange with the symbols "AJX" and "AJX.Pr", respectively. Standard received aggregate gross proceeds of $28,750,000 from the offering.

      Concurrent with the IPO Standard completed its acquisition of Ajax Manufacturing Company, Inc. for consideration approximating $24,000,000. The exact purchase price is subject to adjustment by the parties and will be based on the financial position of Ajax on the closing date. Such estimate has not as yet been completed.

      Standard maintains its books and records on the accrual basis of accounting.

      Common Stock was issued to Standard's founders and principals at nominal values, which approximated management's assessment of the fair values of such securities at the date of issuance. At that time, Standard had conducted no business and the probability of consummating the acquisition of Ajax could not be predicted with any degree of certainty.

Taxes

      Based on an assessment of all available evidence, including the lack of historical positive operating trends, management concluded that the realization of the deferred tax asset (approximately $126,000 at December 31, 1997) could not be considered more likely than not. Accordingly, a valuation allowance was established against the deferred tax asset.

Related Party Transaction

      In January 1998, the Company entered into a consulting contract with a Director of Standard for annual compensation of $100,000 and 75,000 warrants at 105% of the IPO share price which approximated the fair market value at the time of grant.

      In February 1998, the Company issued 225,000 warrants at fair market value to a Director and Officer of Standard who is also the Secretary and Vice President.

                         STANDARD AUTOMOTIVE CORPORATION

                          Notes to Financial Statements

                                December 31, 1997

Bridge Financing

      In August 1997, Standard obtained $325,000 in Bridge Financing ("Bridge Notes") from third party investors. Upon completion of the IPO, Standard repaid the principal amount of Bridge Notes along with interest thereon at the annual rate of 12% from the date of issuance and issued holders of the Bridge Notes 32,5000 shares of common stock to equal the principal amount of the bridge notes, determined by the initial public offering price of $10.00 per share of Standard's common stock. Standard incurred a charge to operations in the period that the Bridge Notes were outstanding. Interest expense on the anticipated issuance of common stock to Bridge Notes investors totaled $275,000 for the nine months ended December 31, 1997. Interest expense on the Bridge Notes and amortization of related fees totaled $17,000 and $24,000, respectively, through December 31, 1997.

Unaudited Combined Financial Statements

      The following unaudited combined Balance Sheet and Statement of Income are tabulations of the financial condition of Standard and Ajax as if they were combined at December 31, 1997, without giving effect to any potential IPO and/or closing adjustments.


Unaudited Combined Balance Sheets                       STANDARD          AJAX         Combined
                                                      ------------    ------------   ------------
                                                                As at December 31, 1997
                                                      -------------------------------------------
Assets                                                 (Actual)
Cash and cash equivalents                             $         --    $    488,000   $    488,000
Accounts receivable, net                                        --       2,047,000      2,047,000
Inventory                                                       --       8,177,000      8,177,000
Prepaid expenses                                                --         221,000        221,000
Deferred taxes                                                  --         252,000        252,000
                                                      ------------    ------------   ------------
     Total current assets                                       --      11,185,000     11,185,000

Capitalized acquisition and financing costs              1,480,000              --      1,480,000
Property and equipment, net                                     --       1,129,000      1,129,000
Loans receivable - related parties                              --         326,000        326,000
                                                      ------------    ------------   ------------
         Total assets                                 $  1,480,000    $ 12,640,000   $ 14,120,000
                                                      ============    ============   ============

Liabilities and Shareholders' Equity
Accounts payable                                      $         --       2,171,000   $  2,171,000
Accrued expenses                                         1,196,000         611,000      1,807,000
Accrued obligation on Bridge Notes payable                 275,000              --        275,000
Note payable                                               325,000              --        325,000
Income taxes payable                                            --         980,000        980,000
                                                      ------------    ------------   ------------
     Total current liabilities                           1,796,000       3,762,000      5,558,000

Deferred income taxes payable                                   --          12,000         12,000
                                                      ------------    ------------   ------------
         Total liabilities                               1,796,000       3,774,000      5,570,000

Shareholder's equity:
Common stock                                                 2,000           1,000          3,000
Common stock subscription receivable                        (2,000)             --         (2,000)
Contributed capital                                             --         270,000        270,000
Retained earnings (accumulated deficit)                   (316,000)      8,595,000      8,279,000
                                                      ------------    ------------   ------------
     Total shareholders' equity (deficit)                 (316,000)      8,866,000      8,550,000
                                                      ------------    ------------   ------------
         Total liabilities and shareholders' equity   $  1,480,000    $ 12,640,000   $ 14,120,000
                                                      ============    ============   ============

                         STANDARD AUTOMOTIVE CORPORATION

                          Notes to Financial Statements

                                December 31, 1997

Unaudited Combined Statements of Income and Retained Earnings

                                                 STANDARD          AJAX          Combined
                                               ------------    ------------    ------------
                                               For the nine months ended December 31, 1997
                                               --------------------------------------------
Revenues                                       $         --    $ 19,850,000    $ 19,850,000

Cost of revenues                                         --      15,032,000      15,032,000
Selling, general and administrative expenses             --       1,275,000       1,275,000
                                               ------------    ------------    ------------
Total operating costs and expenses                       --      16,307,000      16,307,000
                                               ------------    ------------    ------------

Operating income                                         --       3,543,000       3,543,000
Interest expense related to Bridge Notes           (316,000)             --        (316,000)
Other income (expense)                                   --        (790,000)       (790,000)
                                               ------------    ------------    ------------
Income before provision for income taxes           (316,000)      2,753,000       2,437,000
Provision for income taxes                               --       1,110,000       1,110,000
                                               ------------    ------------    ------------
Net income                                         (316,000)      1,643,000       1,327,000
Retained earnings (accumulated deficit),
     beginning of period                                 --       6,952,000       6,952,000
                                               ------------    ------------    ------------
Retained earnings (accumulated deficit),
     end of period                             $   (316,000)   $  8,595,000    $  8,279,000
                                               ============    ============    ============

                           Ajax Manufacturing Company

                                 Balance Sheets

                                                                March 31,    December 31,
                                                               -------------------------
                                                                  1997           1997
                                                               -----------   -----------
Assets

Cash and cash equivalents                                      $ 1,558,000   $   488,000
Accounts receivable, net of allowance for doubtful accounts
     of $30,000 and $55,000, respectively                        2,536,000     2,047,000
Inventory                                                        3,515,000     8,177,000
Prepaid expenses                                                   220,000       221,000
Deferred taxes                                                     205,000       252,000
                                                               -----------   -----------
     Total current assets                                        8,034,000    11,185,000

Property and equipment, net of accumulated depreciation and
     amortization of $2,539,000 and $2,638,000, respectively       994,000     1,129,000
Loans receivable - related parties                                 300,000       326,000
                                                               -----------   -----------
         Total assets                                          $ 9,328,000   $12,640,000
                                                               ===========   ===========

Liabilities and Stockholder's Equity

Accounts payable                                               $ 1,179,000   $ 2,171,000
Accrued expenses                                                   670,000       611,000
Income taxes payable                                               244,000       980,000
                                                               -----------   -----------
     Total current liabilities                                   2,093,000     3,762,000

Deferred income taxes                                               12,000        12,000
                                                               -----------   -----------
         Total liabilities                                       2,105,000     3,774,000

Commitments and contingencies

Stockholder's equity:
Common stock, no par value 100 shares authorized, 75 shares
     issued and outstanding                                          1,000         1,000
Contributed capital                                                270,000       270,000
Retained earnings                                                6,952,000     8,595,000
                                                               -----------   -----------
     Total stockholder's equity                                  7,223,000     8,866,000
                                                               -----------   -----------
         Total liabilities and stockholder's equity            $ 9,328,000   $12,640,000
                                                               ===========   ===========

    The accompanying notes are an integral part of the financial statements.

                           Ajax Manufacturing Company

                   Statements of Income and Retained Earnings

                                                Nine months ended              Three months ended
                                                    December 31,                   December 31,
                                               1996           1997            1996           1997
                                           ------------   ------------    ------------   ------------
Revenues                                   $ 16,907,000   $ 19,850,000    $  8,126,000   $  8,680,000
Operating costs and expenses:
     Cost of revenues                        13,108,000     15,032,000       6,162,000      6,152,000
     Selling, general and administrative
        expenses                              1,777,000      1,275,000         704,000        475,000
                                           ------------   ------------    ------------   ------------
Total operating costs and expenses           14,885,000     16,307,000       6,866,000      6,627,000
                                           ------------   ------------    ------------   ------------

Operating income                              2,022,000      3,543,000       1,260,000      2,053,000

Interest expense                                     --             --              --             --
Other income (expense):
     Excise tax settlement                           --       (829,000)             --             --
     Investment income                           50,000         39,000          18,000          7,000
                                           ------------   ------------    ------------   ------------
Income before income taxes                    2,072,000      2,753,000       1,278,000      2,060,000
Provision for income taxes                      891,000      1,110,000         565,000        824,000
                                           ------------   ------------    ------------   ------------
Net income                                    1,181,000      1,643,000         713,000      1,236,000
Retained earnings, beginning of period        5,224,000      6,952,000       5,692,000      7,359,000
                                           ------------   ------------    ------------   ------------
Retained earnings, end of period           $  6,405,000   $  8,595,000    $  6,405,000   $  8,595,000
                                           ============   ============    ============   ============

    The accompanying notes are an integral part of the financial statements.

                           Ajax Manufacturing Company

                            Statements of Cash Flows

                                                         Nine months ended December 31,
                                                         -----------------------------
                                                             1996             1997
                                                         -----------      -----------
Cash flows from operating activities:
Net income                                               $ 1,181,000      $ 1,643,000
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Bad debt provision                                            --             25,000
  Depreciation and amortization                              113,000           99,000
  Deferred taxes                                                --            (47,000)
  Accounts receivable                                     (2,266,000)         464,000
  Inventory                                                 (584,000)      (4,662,000)
  Other receivables                                           94,000             --
  Prepaid expenses                                            13,000           (1,000)
  Accounts payable and accrued expenses                    1,256,000          933,000
  Income taxes payable                                      (369,000)         736,000
                                                         -----------      -----------
Net cash used in operating activities                       (562,000)        (810,000)
                                                         -----------      -----------

Cash flows from investing activities:
Issuance of note receivable - related parties               (307,000)         (26,000)
Acquisition of property and equipment                        (80,000)        (234,000)
                                                         -----------      -----------
Net cash used in investing activities                       (387,000)        (260,000)
                                                         -----------      -----------
Cash flows provided by (used in) financing activities:
                                                         -----------      -----------
Net cash provided by (used in) financing activities             --               --
                                                         -----------      -----------
Net decrease in cash and cash equivalents                   (949,000)      (1,070,000)
Cash and cash equivalents, beginning of period             1,482,000        1,558,000
                                                         -----------      -----------
Cash and cash equivalents, end of period                 $   533,000      $   488,000
                                                         ===========      ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                               $      --        $      --
  Income taxes                                               791,000          415,000


    The accompanying notes are an integral part of the financial statements.

                           Ajax Manufacturing Company

                          Notes to Financial Statements

                                December 31, 1997

BASIS OF PRESENTATION AND OPERATIONS

Business Description

      Ajax Manufacturing Company ("Company") principally manufactures and refurbishes trailer chassis at its Hillsborough, New Jersey facility. The Company also manufactures industrial waste and refuse containers. Certain transactions of the Company were initially executed under the name of an inactive, affiliated corporation controlled by the Company's Stockholder, which related costs were funded by the Company and reflected in the accompanying financial statements.

      The financial statements as of and for the three and nine month periods ended December 31, 1996 and 1997 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim periods have been made. The results of interim periods are not necessarily indicative of the results to be obtained in a full fiscal year.

Sale of Company

      On January 26, 1998 the Company's Stockholder completed the sale of the Company to an independent third party, Standard Automotive Corporation ("Standard"), for consideration approximating $24,000,000. The exact purchase price is subject to adjustment by the parties and will be based on the financial position of the Company on the closing date. Such estimate has not as yet been completed.

      In connection with the sale, the Company has executed a lease with its Stockholder for an initial term of five years with four renewal options totaling twenty years. The annual base rent over the initial term will be $620,000.

Summary of Significant Accounting Policies

      Revenue Recognition

      The Company recognizes revenue when the product is inspected and accepted by its customers or the customers' authorized agent and title has transferred.

      Inventory

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Inventory at December 31, 1997 has been costed using the gross-profit method that has been utilized in arriving at the cost of sales for the three and nine months ended December 31, 1997 and 1996.

Short term Borrowings

      In November 1995, the Company entered into a revolving line of credit agreement with a bank (the "Agreement") which permits borrowings up to the lesser of (1) $2,000,000 or (2) the sum of defined account receivables and inventory levels, plus $750,000. Interest on the revolving line of credit is payable monthly at the bank's rate, plus 2%. There was no outstanding balance as of March 31, 1997 and December 31, 1997.

      The Agreement contained certain restrictions, including prohibitions on additional borrowings or guarantees, the sale of assets and the payment of dividends. The Company was also required to maintain certain financial ratios. As of December 31, 1997, the Company was in compliance with all financial and operating covenants as specified in the Agreement. Substantially all of the assets of the Company are pledged as collateral against outstanding borrowings. This Agreement was terminated upon completion of the sale of the Company, as previously discussed above.

                           Ajax Manufacturing Company

                          Notes to Financial Statements

                                December 31, 1997

Related Party Transactions

      Lease Obligations with Stockholder

      The Company leases its manufacturing and office facilities from its sole Stockholder on a monthly basis. Rent expense incurred by the Company for the nine months ended December 31, 1997 is $465,000. At December 31, 1997 prepaid rent totaled $51,667.

      Selling, General and Administrative Expenses

      The Company does not have employment agreements with its President; also the Company's Stockholder and his son, an officer of the Company ("Officer"). The Stockholder's and Officer's compensation varies with the overall performance of the Company and is generally subject to limitations imposed by financial institutions, which had outstanding indebtedness with the Company. Salary and incentives expense for the Company's Stockholder was $288,000 for nine months ended December 31, 1997. Salaries and incentives expense for the Officer was $142,000 for the nine months ended December 31, 1997.

      Loans

      At December 31, 1997 the Company had loan receivables of $326,000 from related parties, principally an Officer and the Stockholder. The loans do not bear interest or stipulate payment terms; accordingly, the receivables were considered non-current. The Stockholder loans were repaid upon completion of the sale of the Company.

Commitments and Contingencies

      Internal Revenue Service ("IRS") Review

      Revenue derived from sales of the Company's manufactured chassis is subject to Federal excise tax. The Company uses certain estimates and valuation assumptions in calculating excise tax liabilities. In July 1997, the IRS notified the Company of an assessment totaling $1,722,000, (which includes $287,000 of penalties) for the period from March 1995 through December 1996. In November 1997, the Company and its outside counsel, based on discussions with the IRS, decided to pursue a settlement agreement upon which the Company paid approximately $829,000 to settle this matter. The Company recognized the effects of this settlement as a charge in the six month period ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the financial statements and notes thereto included in Standard Automotive Corporation's Registration Statement on Form S-1 and the related Prospectus of January 22, 1998.

AJAX MANUFACTURING COMPANY

Results of Operations

Overview

      The Company manufactures and remanufactures trailer chassis. All of its chassis are made to order and revenues are recognized when the finished product is inspected and accepted by the customer or its agent. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to manufacturing new chassis. To reduce the effect of industry cyclicality on its business, in September 1996, the Company began to manufacture roll-off refuse containers. Sales of such containers comprised less than 1% of the Company's sales for the three and nine months ended December 31, 1997 and 1996.

      The Company anticipates that the number of chassis it remanufactures will increase as compared to the number of new chassis it manufactures as a result of
(i) a contemplated increase in the Company's marketing of its remanufacturing capabilities, (ii) the potentially large number of purchasers of remanufactured chassis among the lessors and steamship lines that use the Company's chassis,
(iii) the fact that the container chassis fleet is growing and aging and (iv) potential regulatory changes affecting the container chassis fleet. The customer provides the chassis that the Company remanufactures.

Results of Operations

      The following discussion provides information regarding the Company's results of operations for the nine months ended December 31, 1997 in comparison to the nine months ended December 31,1996 and the results of operations for the three months ended December 31, 1997 in comparison to the three months ended December 31, 1996.

      The following table sets forth, as a percentage of revenues, certain items in the Company's statements of operations for the three and nine month periods ended December 31, 1996 and 1997.

                                                 December 31,
                                                 ------------
                                     Nine months ended  Three months ended
                                     -----------------  ------------------
                                       1996     1997      1996     1997
                                      -----    -----     -----    -----
Revenues                              100.0%   100.0%    100.0%   100.0%
Cost of revenues                       77.5     75.7      75.8     70.9
Selling, general and administrative
 expenses                              10.5      6.4       8.7      5.5
                                      -----    -----     -----    -----
Operating income                       12.0     17.9      15.5     23.6
Other income (expense)                  0.3     (4.0)      0.2      0.1
                                      -----    -----     -----    -----
Income before provision for taxes      12.3     14.0      15.7     23.7
Provision for income taxes              5.3      5.6       7.0      9.5
                                      -----    -----     -----    -----
Net income                              7.0%     8.4%      8.7%    14.2%
                                      =====    =====     =====    =====

Comparison of the Nine Month Periods Ended December 31, 1997 and 1996

      Revenues for the nine months ended December 1997, were $19,850,000, an increase of 17% from revenues of $16,907,000 in 1996. The increase in revenues reflects an increase of approximately $1,613,000 in sales of remanufactured chassis offset by a decrease of approximately $806,000 in sales of new chassis. Also sales of replacement parts and kits to other refurbishers increased in 1997, by $1,939,000 as compared to 1996. During 1997, revenues from new chassis, remanufactured chassis, spare parts/replacement kits and roll-off containers represented 42%, 45%, 12% and 1% of revenues, as compared to 1996 of 54%, 42%, 4% and 0%, respectively.

      Cost of revenues increased to $15,032,000 in the nine months ended December 31, 1997, compared to $13,108,000 in 1996. Cost of revenues as a percentage of revenues decreased to 76% of revenues in 1997 from 78% of revenues in 1996 due to the increase in sales volume and a more favorable product mix.

      Selling, general and administrative expenses ("SG&A") were $1,275,000 during the nine months ended December 31, 1997, a decrease of 28% from the $1,777,000 of SG&A incurred during 1996. The decrease in SG&A is primarily attributable to the fact that the Company accrued $856,000 for officers' incentives during 1996 and accrued $188,000 in such incentives during 1997. The decrease in officers' incentives is partially offset by increases in 1997, as compared to 1996, of $130,000 in officers' salaries; $46,000 in office personnel salaries, $15,000 in legal and professional fees and provision for bad debts of $25,000. As a result of the increase in revenues and the decrease in SG&A, SG&A represented approximately 6% of revenues in 1997, as compared to 11% of revenues in 1996.

      Other income (expense) for the nine months ended December 31, 1997 included a charge of $829,000 related to the settlement of an assessment of excise tax liabilities with the Internal Revenue Service. In November 1997, based on the information obtained and compiled by its outside counsel, management reached an agreement and settled the excise tax liability assessed by the Internal Revenue Service.

Comparison of the Three Month Periods Ended December 31, 1997 and 1996

      Revenues for the three months ended December 31, 1997, were $8,680,000 an increase of 7% from revenues of $8,126,000 during 1996. The increase in revenues reflects an increase of approximately $951,000 in sales of remanufactured chassis offset by a decrease of approximately $1,492,000 in sales of new chassis and continued growth in sales of replacement parts and kits, which increased in 1997, by $793,000 as compared to revenues in 1996. During 1997, revenues from new chassis, manufactured chassis, spare parts/replacement kits and roll-off containers represented 48%, 41%, 11% and 0% of revenues, as compared to 1996 of 67%, 31%, 2% and 0%, respectively.

      Cost of revenues decreased to $6,152,000 in the three months ended December 31, 1997, compared to $6,162,000 in 1996. Cost of revenues as a percentage of revenues decreased to 71% of revenues in 1997 from 76% of revenues 1996 due to the increase in sales volume and a more favorable product mix.

      Selling, general and administrative expenses ("SG&A") were $475,000 during the three months ended December 31, 1997, a decrease of 32% from the $704,000 of SG&A incurred during 1996. The decrease in SG&A is primarily attributable to the fact that the Company accrued $285,000 for officers' incentives during the three months ended December 31, 1996 and accrued $63,000 of such incentives during 1997. The decrease in officers' incentives is partially offset by increases of $70,000 in officers' salaries, $13,000 in office personnel salaries and provision for bad debts of $25,000. Despite the increase in revenues, SG&A represented approximately 6% of revenues in 1997, as compared to 9% of revenues in 1996.

      Other income (expense) was $7,000 for the three months ended December 31, 1997, a decrease of 61% from other income of $18,000 during 1996. Other income consisted entirely of investment income and the decline was attributable to the use of excess cash required to fund the Federal Excise tax settlement in November 1997.

Liquidity and Capital Resources

      Historically and prior to the sale of the Company, the Company had financed its operations through debt provided by its sole stockholder and loans from financial institutions. In addition, to provide the Company with working capital, Carl Massaro varied the amount of his compensation to reflect the performance of the Company's business. The Company had a revolving line of credit agreement with a bank permitting borrowing up to the lesser of $2,000,000 or the sum of certain inventory and receivables plus $750,000. As of December 31, 1997 there were no amounts outstanding on the Company's bank credit facilities. Upon the completion of the sale of the Company, the facility was terminated.

      Capital expenditures, primarily for the acquisition of equipment at the Company's facility were $234,000 for the nine months ended December 31, 1997. The Company anticipates that capital expenditures during fiscal 1999 will exceed those of the preceding years as the Company expands its roll-off refuse container business, increases efficiency and output in its chassis line and expands its product line to include intermodal containers. Although the Company anticipates it will be able to finance such expenditures out of cash flow from operations, capitalized equipment leases and funds remaining from the IPO, the Company could require substantial additional capital if it were to seek to expand its product lines by substantially modifying or modernizing its facility, open additional facilities or acquire a new businesses within the chassis industry or other related industries.

      The Company used $810,000 in operating activities during the nine months ended December 31, 1997, as compared to $562,000 used in 1996. The use of cash in operating activities during the nine months ended December 31, 1997, reflects primarily an increase of approximately $4,700,000 in the Company's inventory in order to facilitate the increase in sales. Additionally, the Company funded $829,000 as a non-recurring expense for the aforementioned IRS settlement agreement. Net cash used by investing activities was $260,000 during the nine months ended December 31, 1997, as compared to $387,000 used in investing activities during 1996. The use of cash in investing activities during the earlier period reflects a loan of $307,000 to a related party.

      The terms on which the Company manufactures and remanufactures chassis provide for payment within 30 days of acceptance and the Company's accounts receivable were collected in an average of less than 30 days.

      At December 31, 1997, the Company had working capital of $7,423,000 which is sufficient to meet all of its current operating requirements and, if necessary, such needs could be met out of the remaining cash on hand resulting from Standard's IPO.

STANDARD AUTOMOTIVE CORPORATION

Results of Operations

      Standard Automotive Corporation ("Standard") had no operating results prior to the nine month period ended December 31, 1997.

      At December 31, 1997, all of the Standard's assets represent capitalized acquisition and financing costs. Standard has capitalized approximately $375,000 and $1,480,000 of such costs at March 31, 1997 and December 31, 1997, respectively. Immediately following the completion of Standard's IPO all relevant costs were charged to paid-in-capital. Related interest expense of $316,000 was charged in the period.

Liquidity and Capital Resources

      In January 1998, the Standard completed its IPO of 1,495,000 Shares of Common Stock and 1,150,000 Shares of Convertible Redeemable Preferred Stock both of which are trading on the American Stock Exchange with the symbols "AJX" and "AJX.Pr", respectively. The Company received aggregate gross proceeds of $28,750,000 from the offering.

      Concurrent with its IPO Standard completed its acquisition of Ajax Manufacturing Company, Inc. for consideration approximating $24,000,000. The exact purchase price is subject to adjustment by the parties and will be based on the financial position of Ajax on the closing date. Such estimate has not as yet been completed.

      Until the completion of Standard's IPO it was funded by a combination of the $325,000 in Bridge Notes and advances from Standard's founders and principals. In February 1998, the Standard repaid the advances and Bridge Notes including accrued interest on the notes with proceeds from the IPO.

Item 5. Subsequent Events

      In February 1998, Barclay Investments, Inc., a New Jersey corporation, entered into a Stock Purchase Agreement to purchase 100% of the stock of CPS Trailer Company, Inc., a Missouri corporation, and a Stock Purchase Agreement to purchase 100% of the stock of R & S Truck Body Company, Inc., a Kentucky corporation. Subsequent thereto, Standard entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to purchase 100% of the stock of Barclay Investments, Inc. from its owners, Andrew A. Levy, Farzana S. Habib, Richard Friedman, Jeffrey Markowitz and Glenn Goldfinger. Andrew A. Levy, Farzana S. Habib and Glenn Goldfinger are current shareholders of Standard.

      The Stock Purchase Agreement calls for the purchase of 100% of the stock of Barclay Investments, Inc. in exchange for 185,000 shares of common stock of Standard. In addition, in connection with the acquisition, Standard is obligated to pay Redstone Capital Corporation, a company of which Andrew A. Levy is President, a fee of $600,000 for arranging the transactions. Standard is not obligated to close the purchase of Barclay Investments, Inc. under the Stock Purchase Agreement unless it simultaneously closes the purchase of CPS Trailer Company, Inc. and R & S Truck Body Company, Inc.

      Founded in 1979, CPS Trailer Co., Inc., located in Oran, MO, with annual revenues over $12,000,000 is an innovative manufacturer of a variety of truck trailers for hauling commodities in agricultural, construction, and waste-hauling applications. CPS's products are sold in all 50 states through dealers. CPS is in the process of completing a 60,000 square foot addition to its plant, almost doubling its manufacturing capacity, to accommodate its new aluminum body fabrication unit.

      The Stock Purchase Agreement among Barclay Investments, Inc., CPS Trailer and the shareholder of CPS Trailer provides for the payment by the purchaser of $7,000,000, plus an amount equal to five-sixths of the net income of CPS Trailer for the period from January 1, 1998, through the closing date; plus shares of common stock of Standard with a value of $1,250,000 (based upon the average closing price of the common stock for the ten days prior to closing). In addition, the selling shareholder shall receive $1,000,000 in April 2002, if the cumulative EBITDA of CPS Trailer for the fiscal years 1998 through 2001 exceeds $6,000,000. In addition, upon completion of the acquisition Charles Siebert, the sole shareholder of CPS Trailer, and Judy Siebert, his wife, shall enter into four year employment agreements providing for initial base salaries of $100,000 and $65,000, respectively.

      Founded in 1969, R&S Truck Body Company, Inc., located in Allen, KY, with annual revenues over $20,000,000 designs, manufactures and sells customized dump truck bodies and trailers, specialized truck suspension systems and related products and parts. R&S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. Products are sold both directly and through distributors throughout various regions of the United States east of the Mississippi River. R&S is in the process of completing construction on a new 145,000 square foot plant, more than doubling its current manufacturing space. The plant is being financed under a very favorable development program with the State of Kentucky that will provide, among other benefits, substantial future tax credits.

      The Stock Purchase Agreement among Barclay Investments, Inc., R&S Truck Body Company and the shareholders of R&S Truck Body provides for the payment by the purchaser of $11,900,000, plus an amount equal to the earnings of R&S Truck Body for the period from January 1, 1998, through the closing date; plus shares of common stock of Standard with a value of $1,000,000 (based upon the average closing price of the common stock for the ten days prior to closing). In addition, upon completion of the acquisition William L. Smith, one of the shareholders of R&S Truck Body, shall enter into a three year Consulting Agreement providing for a consulting fee of $8,333 per month.

      The closing of the three Stock Purchase Agreements is contingent upon certain matters, including the successful completion of a due diligence review by Standard and the consummation of a financing satisfactory to Standard to enable it to pay the amounts due. Standard has retained Furman Selz LLC to act as its investment banker in connection with a debt offering to finance the contemplated acquisitions.

Item 6. Exhibits and Reports on Form 8-K

      Exhibits:

      10.1 Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc.

      10.2 Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc.

      10.3 Stock Purchase Agreement between Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders of Barclay Investments, Inc.

                         STANDARD AUTOMOTIVE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        STANDARD AUTOMOTIVE CORPORATION
      -------------            -------------------------------------------------
                                                  (Registrant)


Date: March 6, 1998                            /s/ STEVEN MERKER
      -------------            -------------------------------------------------
                                                 Steven Merker
                                       Chairman of the Board of Directors


Date: March 6, 1998                             /s/ ROY CECCATO
      -------------            -------------------------------------------------
                                                  Roy Ceccato
                                      Chief Financial Officer and Director