Form 10-K
period 1998-03-31
STANDARD AUTOMOTIVE CORP
filed 1998-06-29
CIK 1043505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

     Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _______________________ to ____________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                   52-2018607
---------------------------------------------    -----------------------------
(State or other Jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

321 Valley Rd.,Hillsborough Township, NJ                   08876-4056
---------------------------------------------    -----------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (908) 369-5544
              (Registrant's telephone number, including area code)


                                 Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of June 26, 1998, was $18,486,000 based upon a last sale price of $9.875.

      As of June 26, 1998 the registrant had a total of 3,095,000 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                        For the Year Ended March 31, 1998

                             Form 10-K Annual Report

                                      Index

                                                                            Page
                                                                            ----

Part I

   Item 1. Business                                                           3

   Item 2. Properties                                                        10

   Item 3. Legal Proceedings                                                 11

   Item 4. Submission of Matters to a Vote of Security Holders               11

  Part II

   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters                                               12

   Item 6. Selected Financial Data                                           13

   Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               14

   Item 8. Financial Statements and Supplementary Data                       18

   Item 9. Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure                                          18

Part III

   Item 10. Directors and Executive Officers of the Registrant               19

   Item 11. Executive Compensation                                           20

   Item 12. Security Ownership of Certain Beneficial Owners and Management   24

   Item 13. Certain Relationships and Related Transactions                   24

Part IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K  25

                                     PART 1

Item 1.  Business

      Standard Automotive Corporation ("Standard" or the "Company") is a specialized manufacturer of trailer chassis which are sold to leasing companies, large steamship lines, railroads and trucking companies to transport overland 20', 40', 45', 48' and 53' shipping containers. The Company also remanufactures used trailer chassis. The Company recently began to manufacture a new line of 20, 30 and 40 yard sanitary containers known as roll-off dumpsters and a new line of intermodal refuse containers that can be shipped on trailer chassis, barge or railroad. However, because of the volume of demand for its primary products the Company has suspended full time manufacture of the dumpsters and refuse containers. The Company's unaudited historical combined net revenues and net income were $33,070,000 and $2,086,000 for the fiscal year ended March 31, 1998, as compared to $22,356,000 and $1,728,000 for the fiscal year ended March 31, 1997, respectively. Financial information included in this Annual Report on Form 10-K for the fiscal year ended March 31, 1998 include the unaudited combined operating results of Standard and Ajax Manufacturing Company.

Stock Purchase Agreement

      On January 27, 1998, the Company completed an initial public offering (the "IPO") of its securities consisting of 1,150,000 shares of convertible Preferred Stock and 1,495,000 shares of common Stock, including the exercise of the Underwriters' over-allotment option, from which it derived net proceeds of approximately $23,988,000. The Company used $19,618,000 of such proceeds to consummate the acquisition (the "Acquisition") from Mr. Carl Massaro, the founder and sole stockholder of Ajax Manufacturing Company ("Ajax"), of all of the outstanding capital stock of Ajax. In addition to the cash paid to Mr. Massaro, the Company issued to Mr. Massaro a three-year promissory note in the principal amount of $4,000,000 (the "Redemption Note"). Commencing on the Closing Date, Ajax has been operated as a wholly owned subsidiary of the Company. References herein to "Standard", "Ajax" or the "Company" means Ajax and Standard, as of dates and period prior to the closing date and to Standard and its subsidiaries, collectively, thereafter.

Forward Looking Statements

      Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future performance operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements included in this Report will prove to be accurate, in light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and plans of the Company will be achieved.

General

      A shipping container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss through damage or theft. According to industry sources, the world container fleet has grown to an estimated 9,100,000 TEU as of mid-1995. The Company believes that demand for new and remanufactured container chassis is closely related to container use. The total size of the United States chassis fleet was estimated at 534,000 units in 1997 as compared to 515,000 in 1996.

      The Company's business strategy is to grow through the acquisition of companies that manufacture complementary products, by diversifying its product lines and establishing manufacturing facilities to service potential customers on the West Coast, who are currently constrained by freight cost considerations from purchasing from the Company's East Coast facility. At this time the Company has not established a timetable for the establishment of a new manufacturing facility. The Company and its agents have begun to identify and evaluate potential acquisition candidates, and in that connection the Company's agents had entered into two purchase agreements with potential acquisition candidates. The Company may determine, depending upon the opportunities available to it, to seek additional debt or equity financing to fund the cost of continuing expansion. To the extent that the Company finances an acquisition with a combination of cash and equity securities, any such issuance of equity securities would result in dilution to the interests of the Company's shareholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring additional indebtedness and there can be no assurance that cash flow will be sufficient to repay any such indebtedness.

Industry Overview

      The Shipping Container and Chassis Market

      The Company manufactures and remanufactures chassis used in the transport of shipping containers.

      Steamship companies use chassis by attaching them to a truck cab, driving it to a customer's warehouse, having a container loaded upon it, transporting the container to an ocean going vessel, removing the container from the chassis and loading the container on a ship. At the destination, the container is unloaded from the ship onto another chassis, which is attached to a truck cab for transportation to the container's next or final destination. Rail freight users stack the chassis either separately or together with the containers on rail cars.

      A shipping container is a reusable metal container designed for the efficient overland carriage of cargo with a minimum of exposure to loss through damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (i.e., one "20 foot Equivalent Unit" or "TEU") or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently. This standardization is the foundation on which the container industry has developed.

      The Container Market

      The Company believes that one of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, railway and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs, and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port and the transit time of freight moves. The Company believes that greater use of containers on cargo ships has led railroad and trucking companies to increase their capacity to transport containers domestically by chassis and railcar, and shipping companies have begun soliciting domestic freight in order to mitigate the cost of moving empty containers back to the port areas for use again in international trade. The Company believes that the introduction in the mid-1980's of the double stack railroad car, specially designed to carry containers stacked one on top of another, accelerated the growth of domestic intermodal transportation by reducing shipping costs still further. Due to these trends, the Company believes that an increasing portion of domestic cargo is now being shipped by container instead of by a conventional highway trailer. The Container Chassis Market

      The total size of the United States chassis fleet was estimated at 534,000 units in 1997 as compared to 515,000 united in 1996. Most chassis are owned by leasing companies or by maritime shipping companies. Two of the largest U.S. owners of container chassis are Flexi Van Leasing, Inc. and Trac Lease, Inc., customers of the Company. The Company believes that the demand for container chassis is closely related to container use. The Company believes that the primary factors affecting demand for new or remanufactured container chassis are: domestic and international business conditions, technical changes (resulting from a desire for greater payloads), regulatory developments (such as a requirement for a new braking system) and foreign use of containerization, railroad containerization and over-the-road containerization. Increased ocean and rail freight usage has a direct relationship with chassis demand, and such increase is affected by general business conditions, domestically and internationally. Chassis Design, Technology and Useful Life

      There has been little change in container chassis design over the last five years. Over a more extended time, customers have sought longer chassis capable of carrying larger payloads. As a result, chassis length has increased from 40' to 45' to 53'. In addition, moving the running gear further to the rear to increase load-bearing capacity and increasing container height by six inches has affected the design of the chassis "gooseneck." The Company believes that such redesigns have increased the demand for remanufactured chassis. The Company believes that, if properly used and maintained, a chassis generally will last between 15 and 20 years. Legal obsolescence (which is in part a function of technological advances) plays a large role in the useful life of a chassis. Recent changes in laws concerning the vehicles' braking systems have added $500 to $1,800 to the price of a chassis. This has increased demand for remanufacturing and has a favorable effect on the Company's business. Changes in industry practice also affect the life of a chassis. Shippers generally demand the ability to carry the largest possible payload, thereby forcing carriers to upgrade their chassis to accommodate such demands.

Products

    New Container Chassis. The Company manufactures its new chassis from raw materials and purchased parts to customer order, in accordance with International Standards Organization ("ISO") specifications or such other specifications as the customer may require.

      Remanufactured Container Chassis. The Company remanufactures chassis originally built by the Company and by other manufacturers to customer order and to ISO specifications. The Company remanufactures a used chassis by removing all of its components except the axles, which are refurbished, and replacing the discarded components with new components. In periods of high demand, customers tend to purchase new chassis because their existing chassis are in use ("on hire") and cannot be returned for remanufacture. When demand eases, leasing companies are able to remove chassis from service for remanufacturing at the end of their lease terms in order to prepare for renewed demand.

      Chassis Kits/Chassis Parts. Include front assemblies ("goosenecks"), slider assemblies and rear bolster sets. Sales of chassis parts and sub-assemblies have historically been small. However, the Company's sales of such have increased as the number of chassis in service grows.

      Sanitary Containers. Due to the strong demand for chassis the Company recently suspended full time manufacture and marketing of a new line of 20, 30 and 40 yard sanitary containers known as roll-off dumpsters that, are available in standard and watertight containers. The Company anticipates that the potential market for its sanitary containers includes waste haulers, scrap metal dealers, construction and demolition companies and leasing companies in the Northeast. Although the Company is unable to estimate the total demand for its sanitary containers, the Company contemplates that it may manufacture such containers for sale from inventory rather than upon receipt of a customer purchase order. The Company is in discussions with several waste haulers regarding their requirements for these products. In addition, the Company has begun to offer for sale a line of enclosed intermodal refuse containers that can be shipped on trailer chassis, barge or railroad.

      New Products. The Company's new product lines will include converter dollies, as well as platform trailers and "drop frame" trailers. Converter dollies are used to link tandem trailers and are manufactured in a similar (but simpler) manner as a chassis. The Company expects that these dollies would be marketed directly to fleet over-the-road haulers. Revenue by Product

      The table set forth below shows the Company's approximate sales as a percentage of total sales by product group for the last five years:

   Fiscal Year Ended               New      Remanufactured    Chassis-Kits/
      March 31,                  Chassis        Chassis          Parts
      ---------                  -------      ----------         -----

      1998                         54%           37%              9%

      1997                         49%           45%              6%

      1996                         90%            7%              3%

      1995                         77%           19%              4%

      1994                         67%           33%              --

Backlog

      The Company's backlog of firm unfilled orders totaled approximately $27,212,000 as of March 31, 1998, as compared to approximately $9,877,000 as of March 31, 1997. The Company estimates that approximately all of its current backlog will be filled by March 31, 1999.

Business Strategy

      The Company's business strategy is to grow through the acquisition of companies that manufacture complementary products, by diversifying its product lines and, establishing manufacturing facilities to service potential customers on the West Coast of the United States. At this time the Company has not established a timetable for the establishment of a new manufacturing facility. The Company and its agents have identified and evaluated potential acquisition candidates, and in that connection the Company's agents have entered into two purchase agreements with the potential acquisition candidates. The Company has determined to seek debt financing to fund a substantial portion of the cost of its currently contemplated acquisitions. To the extent that the Company incurs indebtedness or issues debt securities in connection with any acquisition, the Company will be subject to risks associated with incurring additional indebtedness and there can be no assurance that cash flow will be sufficient to repay any such indebtedness.

Marketing and Distribution

      The Company sells directly to its customers, and does not use outside dealers or distributors. The Company anticipates that new products, such as sanitary containers and truck trailers, will be sold both directly and through dealers and distributors. The Company currently does not employ any person in sales. Senior management maintains customer contacts. The Company intends to establish a sales force as required when new products are ready for sale. The Company participates in industry trade shows and is listed in industry registers. The Company does not currently rely on printed advertisement of its products. Magazine and trade publication promotion of its products is limited.

Manufacturing

      The Company manufactures all of its products to order. All products are pre-inspected by the buyer before title passes. Products are then shipped FOB manufacturer. Customer orders generally run from as little as 100 units to as many as 5,000 units. Production scheduling, except for customer emergencies, is generally planned three months in advance. Each of the Company's production lines is capable of producing between 13 and 15 chassis per single daily shift on a continuous basis. The Company currently operates two production lines for two shifts per day. The Company has the capacity to operate three production lines for three shifts per day.

      The Company manufactures most of the components that are used in the chassis from commercially available, standard supplies and materials. Where possible, the Company purchases pre-sized material. Lead times are generally between four to eight weeks. In the case of steel I beams, lead-time is tied to the steel mills' production scheduling. The Company maintains an inventory position, which it believes, is sufficient to prevent delays due to increased demand.

Raw Materials

      Materials, such as steel, tires and wheels, represent approximately 81% of the cost of sales of manufactured chassis and 64% of the cost of sales of remanufactured chassis, the remainder consisting of labor and factory overhead. Labor represents about 10% and 19% of product cost for new and remanufactured chassis, respectively, and is the other significant cost factor. Any change in the price of materials or labor would have a direct effect on the price of the product. Other factors affecting product cost include design changes, changes in available materials and changes in government regulations. The Company has generally been able to pass any such cost increases through to its customers.

      The Company does business with suppliers with which it has generally had long relationships. All of its primary suppliers are well known in the industry are substantial and have a reputation for reliability. The Company purchases its materials on an as-needed basis, and does not have any long-term agreements with any of its suppliers. The Company does not rely upon a single supplier for steel, tires or wheels, but rather maintains relationships with a number of suppliers for each of these components.

Machinery and Equipment

      The Company's manufacturing equipment consists primarily of steel bending, cutting, hole punching and welding equipment. There have been little basic changes in this type of equipment over time. The Company manufactures some and maintains most of its tools and dies. If the Company implements its plans to manufacture new products, it would acquire additional tooling and equipment as necessary. The Company also uses paint spraying and material handling equipment. The Company has its own internal maintenance department and performs regular preventive maintenance on its equipment.

Major Customers

      The Company generally sells to leasing companies that, in turn, lease chassis to steamship and rail companies. The Company also negotiates purchase orders directly with steamship companies. Although the Company typically has long-standing relationships with such steamship companies, it does not have any long-term contracts with them, as all sales are made pursuant to purchase orders. The Company does not offer any special discounts or credit terms.

    Set forth below are the Company's sales by percentage of net sales to major customers for the fiscal years ended March 31, 1996, 1997 and 1998.

                                            Fiscal Year Ended March 31,
                                          -------------------------------
      Customer                            1996         1997          1998
      --------                            ----         ----          ----

      Trac Leasing                        33%           53%           49%

      Ned Lloyd                           26%           31%           --

      Hapag Lloyd                         18%            5%           13%

      Flexi Van Leasing                   10%            4%           26%

      Maersk Lines                         9%           --             1%

      Garden State                        --            --             8%

      Trac Leasing and Flexi Van Leasing each purchase new chassis from the Company for the accounts of approximately 50 steamship lines and other lessees and end users and purchase remanufactured chassis for their own accounts. Historically, the Company has relied on a limited number of customers for a substantial portion of its total net revenues. The Company expects that a significant portion of its future revenues from chassis sales will continue to be generated by a limited number of customers.

Competition for the Manufacture of New Chassis

      The Company believes that it has only three significant domestic competitors in manufacturing new chassis. The Company believes that it has no significant competitors in remanufacturing chassis on a production line basis and is aware of only a limited number of companies that remanufacture on a piece-by-piece basis. Because container chassis are purchased FOB manufacturer, shipping costs affect customer purchase decisions. The market is thus segmented geographically. The Company currently competes mainly on the Eastern seaboard, with some Gulf Coast sales. The Company's primary competitors are Strick Corporation (located in Pennsylvania) which also primarily services the Northeast market, Hyundai Mexico (located on the California border), and HPA Monon (located in Chicago, Illinois), all of which manufacture other products in addition to trailer chassis. The Company believes that none of the competitors in the industry has a material price advantage.

      In making purchase decisions, customers generally considers engineering, quality, availability, price and transportation cost. The Company believes that it competes well with regard to each of these factors, as a result of the Company's design and manufacturing integrity, its flexibility in making design changes to meet customer requirements, its ability to meet delivery schedules and its competitive pricing.

      Manufacturing labor, both direct and indirect, represents approximately 11% of the value of a new chassis, while materials represent in excess of 82% of value and the balance is overhead expense. This ratio, plus the cost of shipment, tends to protect the domestic container chassis market from low labor cost of foreign competition. Additionally, chassis used elsewhere in the world are manufactured to local standards in addition to ISO specifications. The Company believes that, with the exception of chassis being manufactured by Hyundai in Mexico and shipped to California, there are no chassis imported into the United States.

      Due to freight cost considerations, the industry competes on a regional basis. The Company thus believes that there is currently no significant export market. The Company has evaluated the feasibility of establishing a facility in the Western United States to serve potential customers on the West Coast. The Company has not identified any such facility and there can be no assurance that any such facility, if identified, will be established.

Product Warranties

      The Company provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. Customers and end-users also receive warranties from suppliers of components incorporated into the Company's chassis.

Violation of Federal and State Air Quality Regulation

      The New Jersey Department of Environmental Protection ("NJDEP"), which administers Title V of the Federal Clean Air Act in New Jersey, requires the Company to obtain an air emission permit which limits the emission levels from certain equipment at the Company's facility of various pollutants, including volatile organic compounds ("VOC") generated by the drying of solvent-based primers and paints. The equipment that requires Title V permitting includes three paint spray booths, three natural gas fired heaters and two shot blaster systems. In March 1997 the NJDEP issued two Notices of Violations to the Company, which asserted that the Company had failed to obtain permits for the shot blasters prior to February 1997 and the heaters for the paint spray booths. The Company submitted permit applications for the heaters in March 1997, which are pending. In May 1997 the NJDEP issued an Administrative Order of Civil Administrative Penalty Assessment ("Order and Notice") assessing the Company a $9,000 penalty for emitting VOCs from the paint spray booths in excess of permissible limits in 1995. In response to the Order and Notice, the Company submitted to the NJDEP an adjudicatory hearing request, which contests the $9,000 assessment.

      In March 1998 the NJDEP issued a Notice of Violation ("NOV") to the Company for emitting VOCs from the paint spray booths in excess of permissible limits in 1996. The NOV directed the Company to achieve compliance by April 1998 and to submit a written report documenting the corrective measures taken to achieve compliance. The Company timely responded to the request for a written report, proposing to achieve compliance by use of low VOC, water-base coatings, by re-engineering the facility in order to facilitate use of the water-based coatings, and by installing a fourth spray booth and other equipment, and submitting to NJDEP a request for a new, expanded air emission permit for the facility. The Company has been in active negotiations with NJDEP. As requested by NJDEP, the Company submitted in May 1998 a new air permit application that would allow the Company to install a fourth paint spray booth and expand permitted emissions from the facility. The application is pending and the Company continues to negotiate with NJDEP to resolve all air emission issues.

      The Company is presently preparing an amendment to its Title V Permit application proposing that the Company and NJDEP enter into an Administrative Consent Order or other form of agreement (a "Compliance Schedule") as to VOC emissions from the three paint spray booths at the facility. The Company plans to propose a timetable by which it will change its primer and topcoat paint formulations from current, solvent based products that generate high amounts of VOC upon drying to water-based and lower-solvent based primers and topcoats, which would generate lower amounts of VOC upon drying. The Company believes that such change is technically feasible and that by making such change, the Company will reduce VOC emissions to levels allowable under the Company's present permits while allowing the Company to produce numbers of completed chassis comparable to those produced in recent years. Water-based primers are currently available. The Company has been advised by paint manufacturers that topcoat paints with progressively lower VOC content are currently being tested and will become available during the next twelve months. The Company believes that these primers and paints are suitable for the purposes of the Company's customers. Use of the new primer and paint products is expected to require certain modifications of the Company's production lines, primarily because water-based primer requires an additionally heated drying environment than solvent-based primer. The Company's plan for installing such modifications, had been presented to NJDEP as part of the on going negotiations. The estimated cost of such modifications and of the equipment required therefor is estimated to be less than $100,000. There is no assurance that NJDEP will grant a Compliance Schedule to the Company, or if granted the Compliance Schedule will not include NJDEP demands for fines, penalties, or other sanctions. If NJDEP does not grant a Compliance Schedule, the Company might need to reduce its output of chassis until lower VOC formulations are utilized.

      The outcome of NJDEP regulatory actions cannot be predicted with certainty. The NJDEP could fine the Company for operating the shot blaster booths without a completed permit until February 1997, for operating the heaters for the paint spray booths without a permit, and/or for emitting more VOCs from the paint spray booths than allowed by its permits. If changing to water-based primers and low-VOC topcoat paints is not acceptable to NJDEP, NJDEP could require the Company to take other steps to comply with NJDEP requirements and the Clean Air Act, including capital improvements to ensure compliance with air quality regulations. Such improvements could include a VOC incinerator and/or other control apparatus, which could cost up to $2,000,000 or more and which could result in increased operating expenses. Failure to comply with NJDEP regulations and directives could result in fines and/or NJDEP orders to curtail or shutdown operations, any or all of which could have a material adverse effect on the Company's business and financial condition. The Company does not have liabilities accrued for fines that may be assessed which respect to its air quality violations or for potential purchases of any capital equipment that may be mandated by the NJDEP or otherwise may be necessary to avoid future violations.

Other Environmental and Regulatory Compliance

      The Company is subject to Federal, state and local laws and regulations relating to its operations, including building and occupancy codes, occupational safety and environmental laws, and laws governing the use, discharge and disposal of hazardous materials. Except as otherwise described above with regard to air quality regulations, the Company is not aware of any material non-compliance with any such laws and regulations. The Company is a manufacturer of truck trailer chassis and is covered by Standard Industrial Code (SIC)
#3715. Companies covered by SIC Code #3715 are among those companies subject to the New Jersey Industrial Site Recovery Act ("ISRA"). Pursuant to ISRA, the Company has begun an investigation for any environmental "Areas of Concern" ("AOCs") that may be present at the facility. The Company has entered into a Remediation Agreement with NJDEP by which the Company will fulfill its obligations under ISRA. AOCs, if discovered, could require remediation, which could have a material adverse effect on the Company.

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the Company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which will be forwarded to NJDEP. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary.

      There can be no assurance that such additional investigations will not reveal additional environmental regulatory compliance liabilities, nor can there by any assurance that health-related or environmental issues will not arise in the future and, if so, that they will not have a material adverse impact on the Company's financial position or results of operations.

Insurance

      The Company maintains auto liability and general liability coverage on contents/physical loss coverage and statutory workmen's compensation coverage. The Company has obtained directors' and officers' liability coverage and environmental liability coverage with policy limits of $5,000,000 each. Such environmental insurance will cover presently unknown potential environmental liabilities, and will not cover the potential environmental liabilities disclosed elsewhere in this filing. The Company has not experienced any significant claim under any of its insurance policies.

Employees

      As of June 1998, the Company had 218 full-time employees of whom four were managers, twelve were administrative personnel and the rest were in production. The Company's employees do not belong to a collective bargaining unit and the Company considers its relations with employees to be satisfactory.

Item 2. Properties

      The Company leases on a "triple net" basis, the 182,000 square foot factory complex it currently occupies. The facility is located on 22 acres in Hillsborough Township, New Jersey, approximately 45 miles southwest of New York City. The area is rural to suburban and is convenient to major expressways and points of delivery. The facility was built in 1964. Currently approximately 2,500 square feet is devoted to administrative offices and the balance is used for manufacturing and warehousing. The site is primarily used for storing customer chassis, inventory and employee parking. The Company believes that it has sufficient storage and warehousing space for its current and future needs.

      The lease provides for a five-year initial term and is renewable at the Company's option for four successive, five year renewal terms, at an annual base rent of $600,000 for the initial term, subject to increase during each renewal term by the percentage increase in the Consumer Price Index over the immediately preceding five year term. The lease contains customary provisions indemnifying Mr. Massaro for the acts of the Company and its employees, agents, contractors and the like, and against certain specified environmental liabilities other than those arising out of Mr. Massaro's use of the leased facility and land prior to the closing of the Acquisition and acts which at Mr. Massaro's discretion are required to be performed by the Company. Additionally, so long as the lease remains in effect and the Company is not in default thereunder or under the Redemption Note, the Company will have the option, exercisable during the initial term of the lease, to purchase the leased facility and land for a cash purchase price of $6,500,000.

Item 3. Legal Proceedings

      Litigation

      In July 1997, the Internal Revenue Service notified Ajax of a proposed $1,434,931 increase in federal excise tax liability relating to Ajax's valuation of tires included in the sale of new chassis for the period from March 1995 through December 1996 and a $286,986 penalty thereon. In November 1997 Ajax and its outside counsel, based on an assessment of preliminary discussions with the IRS, decided to pursue a settlement agreement. In November 1997 Ajax paid approximately $830,000 to settle this matter. The Company recognized the effects of this settlement as a charge in the fiscal year ended March 31, 1998. There can be no assurance that additional liabilities will not be assessed for subsequent periods. Pursuant to certain amendments to the Internal Revenue Code, commencing January 1998, the value of tires will no longer be excluded from the federal excise tax imposed on chassis sales. Instead, the amount of federal excise tax imposed upon the tire manufacturer will be deductible from the excise tax payable by Ajax on the sale of new chassis.

      The Company is involved in litigation arising in the normal course of its business, none of which is believed, individually or in the aggregate, to be material to the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Market information:

      The Company's common stock (symbol "AJX") and convertible redeemable preferred stock (symbol "AJX.PR") are listed and principally traded on the American Stock Exchange ("Amex"). The following table sets forth on a per share basis the high and low sale prices for the Company's securities from January 22, 1998, the date of the Company's IPO, through June 25, 1998.

                                                          Convertible Redeemable
                                     Common Stock            Preferred Stock
                                    ---------------          ---------------
                                     High     Low             High       Low
                                     ----     ---             ----       ---

    Quarter Ended March 31, 1998    12 3/4    8 1/2           14 1/8    10  1/2

    Quarter through June 25, 1998   12 5/8    8 3/4           13         9  7/8

      The approximate number of holders of record of the Company's common stock as of June 24, 1998 was 39. The approximate number of holders of record of the Company's convertible redeemable preferred stock as of June 24, 1998 was five.

      Dividends:

      The holders of the convertible redeemable preferred stock are entitled to receive cumulative dividends at the rate of $1.02 per share per annum, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998.

Item 6. Selected Financial Data

The following table sets forth for the periods indicated and at the dates indicated summary historical financial information of Standard Automotive Corporation ("Standard") and the Predecessor Company, Ajax Manufacturing ("Ajax"). Standard had no operating results prior to the year ended March 31, 1997. The historical information contained in the table for the fiscal years ended March 31, 1995, 1996, 1997 and the 1998 Periods has been derived from audited financial statements, and is qualified in its entirety by, and should be read in connection with, "Management's Discussion and Analysis of Financial Condition and Results of Operations", the audited financial statements (and notes thereto) and other financial and statistical information of the Company and Ajax appearing elsewhere in this report. The historical information as of and for the year ended March 31, 1994 have been derived from unaudited financial statements. However in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the periods have been made.

                                                       (Amounts in thousands, except share and earnings per share data)
                                                                           Ajax                               Standard
                                                 --------------------------------------------------------- | -----------
                                                                                              Period from  | Period from
                                                                                             April 1, 1997 | January 27,
                                                             Year Ended March 31,               through    |  through     Combined
                                                 -------------------------------------------   January 26, |  March 31,   March 31,
Selected Income Data:                               1994       1995        1996        1997      1998      |    1998        1998
                                                 ---------   --------    ---------   --------  ---------   |  --------    ---------
                                                                                                   (1)     |     (2)         (3)
                                                                                                           |             (Unaudited)
                                                                                                           |
Net sales                                       $ 17,551     $ 33,407    $ 42,538    $ 22,356    $ 25,134  |  $  7,936     $ 33,070
Selling, general and administrative                  861        1,419       3,082       2,510       1,431  |       407        1,838
Operating income                                     545        1,277       5,482       2,818       3,805  |     1,305        5,110
Interest expense                                     342          339         118          --          --  |       450          450
Income before income taxes                           172        1,012       5,449       2,896       3,015  |       801        3,816
Net income                                      $    103     $    514    $  3,344    $  1,728    $  1,743  |  $    343     $  2,086
                                                ========     ========    ========    ========    ========  |  ========     ========
Preferred stock dividend                        $     --     $     --    $     --    $     --    $     --  |  $    184          184
Basic and diluted earnings per share(4)         $   0.06     $   0.32    $   2.09    $   1.08    $   1.09  |  $   0.09     $   1.03
                                                ========     ========    ========    ========    ========  |  ========     ========
Basic and diluted weighted
     average number of common
     shares outstanding(4)                         1,600        1,600       1,600       1,600       1,600        1,846        1,846


                                                                       Ajax                     |  Standard
                                                 ---------------------------------------------  | ----------
                                                                      As of March 31,           |
                                                 ---------------------------------------------- | ----------
Selected Balance Sheet Data:                       1994         1995        1996        1997    |     1998
                                                 --------     --------    --------    --------  |   --------
Cash and cash equivalents                        $     15     $    512    $  1,482    $  1,558  |  $  3,357
Accounts receivable, net                            1,218          503         751       2,536  |     4,838
Inventory                                           3,172        5,165       3,341       3,515  |     5,399
Property and equipment, net                         1,045          949         946         994  |     1,225
Intangible assets                                      --           --          --          --  |    15,127
Current liabilities (excluding debt)                2,056        3,288       1,464       2,093  |     2,851
Total debt                                          3,113        2,373          --          --  |     4,000
Stockholders' equity                                1,367        2,151       5,495       7,222  |    24,709
Working capital                                      (117)       1,680       4,562       5,941  |    11,547

(1) Represents the historical results of Ajax for the period from April 1, 1997 through January 26, 1998.

(2) Represents the historical results of Standard for the period from January 27, 1998 through March 31, 1998

(3) Represents the unaudited combined operating results of Standard and Ajax for the year ended March 31, 1998.

(4) "Basic and Diluted Earnings per Share" and "Weighted Average number of common shares outstanding" data assume Ajax had 1,600,000 of common stock outstanding for periods prior to the Acquisition. Such number of shares reflects the Company prior to the Acquisition.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein. Management's Discussion and Analysis for the fiscal year March 31, 1998 include the unaudited operating results of Standard and Ajax, as if these entities were combined for that period. Standard had no operating results prior to fiscal 1998. Prior to the Acquisition of Ajax, the Company had no business operations and engaged in no activities other than those related to its organization, the negotiation of the Acquisition and obtaining the funds necessary to complete the Acquisition. Accordingly, all the historical discussion prior to March 31, 1997 contained herein relates solely to the operating results and financial position of Ajax.

Overview

      Ajax manufactures and remanufactures trailer chassis. Ajax manufactures all of its chassis to order and revenues are recognized when the finished product is inspected and accepted by the customer or its agent. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to manufacturing new chassis. To reduce the effect of industry cyclicality on its business, in September 1996 Ajax began to manufacture roll-off refuse containers. Sales of such containers comprised less than 1% of Ajax's sales for the year ended March 31, 1998 and the company has suspended the manufacture of such containers due to the volume of demand for its primary products.

      The container chassis and marine container manufacturing industries and related industries are dependent on the demand for their products from the trucking and shipping industries. Sales of new container chassis have historically been subject to the substantial cyclical variation. Future economic downturns, increases in the utilization rates of existing chassis or cyclical decreases in demand for marine cargo containers would likely have a material adverse effect on the Company.

      Part of the Company's strategy is to grow through expansion of product lines and acquisitions. The Company's proposed expansion is expected to place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will be dependent upon its ability to identify appropriate targets for acquisition and raise the necessary financing for acquisitions. Further, the success of the Company's efforts will be dependent upon its ability to market new products, absorb new management and other personnel, and reduce duplicative overhead. The Company has limited experience in effectuating a plan of rapid expansion and in managing a geographically dispersed operation. There can be no assurance that the Company can successfully expand its operations or manage its growth.

      The Company anticipates that the number of chassis it remanufactures will increase as compared to the number of new chassis it manufactures as a result of
(i) a contemplated increase in the Company's marketing of its remanufacturing capabilities, (ii) the potentially large number of purchasers of remanufactured chassis among the lessors and steamship lines that use the Company's chassis,
(iii) the fact that the container chassis fleet is growing and aging and (iv) potential regulatory changes affecting the container chassis fleet. The chassis that the Company remanufactures for a particular customer are provided by that customer.

Results of Operations

      The following table sets forth, for the period indicated, certain components of the Company's Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net sales (rounded):

                                                            Year Ended March 31,
                                      -----------------------------------------------------------------
                                              1996                   1997             1998 (Unaudited)
                                      -------------------    -------------------    -------------------
Revenues, net                         $ 42,538     100.0%    $ 22,356     100.0%    $ 33,070      100.0%

Cost of revenues                        33,973      79.9       17,027      76.2       25,992       78.6
Selling, general and administrative      3,082       7.2        2,510      11.2        1,968        6.0

                                      --------     -----     --------     -----     --------      -----
Operating income                         5,483      12.9        2,819      12.6        5,110       15.5
Other income (expense)                      57       0.1           77       0.3       (1,294)      (3.9)

                                      --------     -----     --------     -----     --------      -----
Income before provision for taxes        5,539      13.0        2,896      12.9        3,816       11.5
Provision for income taxes               2,195       5.2        1,168       5.2        1,730        5.2

                                      --------     -----     --------     -----     --------      -----
Net income                            $  3,344       7.9%    $  1,728       7.7%    $  2,086        6.3%
                                      ========     =====     ========     =====     ========      =====

      The following discussion provides information regarding the Company's results of operations for the fiscal years ended March 31, 1996 ("Fiscal 1996"), March 31, 1997 ("Fiscal 1997") and March 31, 1998 ("Fiscal 1998").

Comparison of fiscal Year Ended March 31, 1998 to fiscal Year Ended March 31,
1997

      Net Revenues in Fiscal 1998 were $33,070,000, an increase of 48% from net revenues of $22,356,000 for Fiscal 1997. The increase in net revenues reflects a shift of the Company's business to the manufacture of new chassis from the remanufacture of used chassis, and a general improvement in the trailer industry. During Fiscal 1998, sales of new chassis represented 54% of total sales as compared to 49% in Fiscal 1997; the increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in Fiscal 1998 as compared to Fiscal 1997. In contrast, sales of remanufactured chassis represented 37% of total sales in Fiscal 1998 as compared to 45% in Fiscal 1997; the reduction in the sales of remanufactured chassis resulted from a decline in the growth of remanufactured chassis sold in Fiscal 1998 as compared to the aforementioned growth of the sale of new chassis. As the result of certain customers requirements for new chassis, the Company's margins declined moderately in Fiscal 1998. Sales of refuse containers were not material during Fiscal 1998.

      Cost of Revenues increased to $25,992,000 or 79% of net sales in Fiscal 1998 from $17,027,000 or 76% of net sales in Fiscal 1997. Cost of revenues as a percentage of net revenues increased moderately during Fiscal 1998 as the mix of the Company's business reflected an increase in the sale of new chassis.

      Selling, General & Administrative Expense were $1,969,000 during Fiscal 1998, a decrease of 27% from the $2,510,000 incurred during Fiscal 1997. SG&A expenses decreased to 6% of net sales, down from 11% of net sales during Fiscal 1997. The decrease in SG&A as a percentage of net sales in Fiscal 1998 principally reflects a reduction in executive incentive compensation of $936,000 in Fiscal 1998.

      Interest Expense increased to $450,000 in Fiscal 1998 from $0 during Fiscal 1997, reflecting interest on the nonrecurring bridge loan incurred by Standard prior to completion of the Acquisition and the note payable to Carl Massaro pursuant to the Acquisition.

Comparison of Fiscal Year Ended March 31, 1997 to Fiscal Year Ended March 31,
1996

      Net Revenues in Fiscal 1997 were $22,356,000, a decrease of 47% from net revenues of $42,538,000 for Fiscal 1996. The decrease in net revenues reflects a shift of the Company's business from the manufacture of new chassis to the remanufacture of used chassis, and a general slowdown in the trailer industry. During Fiscal 1997, sales of new chassis represented 49% of total sales as compared to 90% in Fiscal 1996; the reduction in sales of new chassis resulted principally from a decrease in the volume of new chassis sold in Fiscal 1997 as compared to Fiscal 1996. In contrast, sales of remanufactured chassis represented 45% of total sales in Fiscal 1997 as compared to 7% in Fiscal 1996; the increase in sales of remanufactured chassis resulted from an increase in the number of remanufactured chassis sold in Fiscal 1997 as compared to Fiscal 1996. Despite the reduction in revenue resulting from the shift to the remanufacture of used chassis, the Company maintained its margins in Fiscal 1997 due to the fact that gross profit on a remanufactured chassis is approximately 85% of gross profit on a new chassis while the Company's cost to remanufacture a chassis is approximately 62% of the cost to manufacture a new chassis, reflecting, in part, the lower cost of materials used to remanufacture a chassis. Sales of refuse containers were not material during Fiscal 1997; the first year the Company manufactured refuse containers.

      Cost of Revenues decreased to $17,027,000 or 76% of net sales in Fiscal 1997 from $33,973,000 or 80% of net sales in Fiscal 1996. The decrease in the cost of sales as a percentage of net sales reflects the fact that during Fiscal 1997 the mix of the Company's business reflected an increase in the sale of remanufactured chassis.

      Selling, General & Administrative Expense were $2,510,000 during Fiscal 1997, a decrease of 19% from the $3,082,000 of SG&A incurred during Fiscal 1996. Although SG&A expenses decreased from Fiscal 1996 to Fiscal 1997, SG&A represented 11% of net sales during Fiscal 1997 as compared to 7% of net sales during Fiscal 1996. The increase in SG&A as a percentage of net sales in Fiscal 1997 reflects the relatively constant nature of the SG&A expenses despite the decrease in the Company's revenues. The decrease in Fiscal 1997 SG&A principally reflects a reduction in executive incentive compensation paid of $349,000 due to decreased profitability of the Company in fiscal 1997.

      Interest Expense decreased to $0 in Fiscal 1997 from $118,000 during Fiscal 1996, reflecting full repayment of all interest bearing debt.

      Liquidity and Capital Resources

      Historically, Ajax has financed its operations through debt provided by its sole stockholder and loans from financial institutions. In addition, to provide the Company with working capital, the stockholder varied the amount of his compensation to reflect the performance of the Company's business. In November 1995 the Company entered into a revolving line of credit agreement with a bank permitting borrowing up to the lesser of $2,000,000 or the sum of certain inventory and receivables plus $750,000. Upon completion of the Acquisition this facility was terminated. The Company is in the process of securing a new bank credit facility. In connection with the Acquisition, the Company issued a note to Carl Massaro in satisfaction of a portion of the purchase price. The fact that the note payable to Carl Massaro is currently secured by substantially all of the Company's assets may make it more difficult for the Company to obtain a new credit facility.

      In January 1998, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (Registration No. 333-33465) effective. Pursuant to the Registration Statement, the Company registered the following securities:

      (i) 1,000,000 shares of Convertible Redeemable Preferred Stock (the "Firm Preferred") and 1,300,000 shares of Common Stock (the "Firm Common");

      (ii) 150,000 shares of Convertible Redeemable Preferred Stock (the "Option Preferred") and 195,000 shares of common Stock (the "Option Common") issuable upon exercise of the Underwriters' over-allotment option; and

      (iii) 1,150,000 shares of Common Stock issuable upon conversion of the Firm Preferred and Option Preferred.

      In January 1998, the Company closed the Initial Public Offering with an underwriting syndicate for which Westport Resources Investment Services, Inc. served as "Representative." The Company sold the Firm Preferred and the Firm Common at a price of $12.00 per share of the Preferred and $10.00 per share of the Common, for an aggregate offering price of $25,000,000. In February 1998, the Underwriters exercised the over-allotment option with respect to all of the Option Preferred and Option Common and on the next day the Company closed the sale of the Option Preferred and Option Common at per share prices of $12.00 and $10.00, respectively, for gross proceeds of $3,750,000.

      The Company paid the Underwriters an underwriting commission of $2,300,000 and paid the Representative non-accountable expense allowance and incurred other directly related expenses totaling $940,000. Other expenses incurred in connection with the offering, including SEC registration fees, AMEX listing fees, blue sky fees and expenses, printing, legal and accounting fees were approximately $1,512,000 in the aggregate, yielding net proceeds of approximately $23,998,000.

      Of the net proceeds, the Company used $19,618,000 to satisfy a portion of the purchase price due Carl Massaro (see "Stock Purchase Agreement") and $347,000 to retire the Company's Bridge Notes including accrued interest. The balance was utilized for general working capital purposes and acquisition costs.

      The Company generated $261,000 of cash in operating activities during Fiscal 1998 as compared to $547,000 provided by operating activities during Fiscal 1997. The cash provided by operating activities during fiscal year 1998 reflects primarily an increase in the Company's net income and non cash charges offset by an increase of approximately $2,470,000 in accounts receivable. These were partially offset by decreases in accounts payable and accrued expense, income taxes payable and other taxes. The Net cash used in investing activities was $20,368,000 during the Fiscal 1998 as compared to $471,000 used in investing activities during Fiscal 1997. The cash used in investing activities during Fiscal 1998 was primarily for the acquisition of Ajax. The balance of the net proceeds were used during Fiscal 1998 for the acquisition of property, plant and equipment and acquisition costs. Cash flows were provided by financing activities of $23,464,000 in Fiscal 1998 primarily from the proceeds of the Company's IPO. This was reduced by the payment of registration costs and for the payment of Preferred Dividend.

      In February 1998, the Company repaid $325,000 in aggregate principal amount to the holders of the Bridge Notes, together with interest thereon at the annual rate of 12% per annum, and issued to the holders of the Bridge Notes 32,500 shares of Common Stock. The Company incurred a charge to operations in the period the shares were issued of $325,000.

      The terms on which the Company manufactures and remanufactures chassis provide for payment within 30 days of acceptance and the Company's accounts receivable were collected in an average of less than 30 days during Fiscal 1996, Fiscal 1997 and Fiscal 1998.

      Capital expenditures, primarily for the acquisition of equipment at the Company's facility were $408,000, $171,000 and $139,000 in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. The Company anticipates that capital expenditures during Fiscal 1999 will slightly exceed those of the proceeding years as the Company expands its operations. Nevertheless, the Company could require substantial additional capital if it were to seek to expand its product lines by substantially modifying, improving, or modernizing its facility, opening additional facilities or acquiring a new business within the chassis industry or related industries.

      The annual dividend requirement on the Convertible Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Convertible Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Convertible Preferred Stock. In addition, the Company had $4,000,000 in debt outstanding, consisting of the note payable to Carl Massaro, which bears interest at an assumed rate of 10%, payable quarterly, at an aggregate annual interest expense of up to $400,000.

      The Company intends to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for assets. At this time the Company is a party to two purchase agreements for acquisitions.

      At March 31, 1998, the Company had working capital of $11,547,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the IPO.

      Subsequent Events

      In February 1998, Barclay Investments, Inc., ("Barclay"), entered into a Stock Purchase Agreement to purchase 100% of the stock of CPS Trailer Company, Inc., ("CPS"), and a Stock Purchase Agreement to purchase 100% of the stock of R & S Truck Body Company, Inc., ("R & S"). Subsequent thereto, Standard entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to purchase 100% of the stock of Barclay Investments, Inc. from its owners (some principals of which are current shareholders of the Company). The Stock Purchase Agreement calls for the purchase of 100% of the stock of Barclay Investments, Inc. in exchange for 185,000 shares of Company common stock. In addition, in connection with the acquisition, the Company is obligated to pay Redstone Advisors Corporation, a company of which two-thirds of the outstanding common stock is owned by an officer of the Company and of which a Company shareholder is president, a fee of $600,000 for arranging the transactions. The Company is not obligated to close the purchase of Barclay Investments, Inc. under the Stock Purchase Agreement unless it simultaneously closes the purchase of CPS and R & S.

      The Stock Purchase Agreement among Barclay Investments, Inc., and CPS provides for the payment of $7,000,000, plus a defined level of net income for the period from January 1, 1998, through the closing date; plus shares of Company common stock with a value of $1,250,000. In addition, the CPS stockholder may be entitled to an additional $1 million of cash if certain operating results are achieved.

      The Stock Purchase Agreement among Barclay Investments, Inc. and R & S, as amended, provides for the payment by the purchaser of $11,900,000, plus an amount equal to the earnings of R & S for the period from January 1, 1998 through closing, plus shares of Company common stock with a value of $1,000,000 plus an amount equal to $10,000 times the number of days elapsed from June 22 through the closing date.

      The closing of the three Stock Purchase Agreements is contingent upon certain matters, including the successful completion of a due diligence review and the consummation of a financing satisfactory to Standard to enable it to pay the amounts due. Standard has received from PNC Bank, NA a commitment to provide the Company with $40,000,000 to complete the acquisitions of R & S and CPS, to repay the Redemption Note, with the balance to be used for working capital purposes. The $40,000,000 will be provided through a $25,000,000 six-year term loan and a $15,000,000 three-year revolving credit facility with a $7,000,000 sub-limit for standby letters of credit. The loans will be secured by liens on all of the Company's assets.

      Year 2000

      The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company anticipates that it will replace substantial portions of its existing computer software during 1999 as it integrates the operations of its New Jersey facility with those of the businesses to be acquired. Nevertheless, management intends during 1998 to assess the functionality of all of the Company's computer systems, as well as those of the businesses it acquires to determine which of the Company's systems are susceptible to the year 2000 problem and what corrective measures need to be taken. Subsequent to assessing its own computer inventory the Company will seek to assess the functionality of the systems of its customers and suppliers in an attempt to identify and ward off potential problems.

Item 8. Financial Statements and Supplementary Data

      The financial statements of the Company required by this item are set forth at the pages indicated in Item 14 (a) and (c).

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    Part III

Item 10. Executive Officers and Directors of the Registrant

      The executive officers and directors of the Company are as follows:

       Name                        Age    Position with the Company
       ----                        ---    -------------------------

       Steven Merker(2)            41     Chairman of the Board and Chief
                                          Executive Officer
       Karl Massaro                44     President and Director
       Roy Ceccato                 39     Chief Financial Officer and Director
       William Merker              37     Vice President, Secretary and Director
       Joseph Spinella(1)(2)       40     Director
       William Needham(1)(2)       57     Director

       ----------
       (1)  Member of the Audit Committee
       (2)  Member of the Compensation Committee

      Steven Merker has been the Chief Executive Officer and a Director of the Company since August 1997. Mr. Merker was the Managing Director of Barclay Partners LLC, an investment banking firm specializing in corporate buy-outs, which he formed in 1995 with his brother, William Merker. From 1993 to 1995 he was Senior Vice President of Branin Investments. From 1988 to 1993, he was a partner with the Redstone Group, an investment banking firm. Prior to joining Redstone, Mr. Merker was the Chief Financial Officer of The R.O.I. Group, Inc., an investment banking firm. Mr. Merker graduated with a B.S. degree in accounting from Fairleigh Dickinson University in 1979.

      Karl Massaro has been President and a Director of the Company since August 1997. Mr. Massaro has been Vice President and General Manager of Ajax since 1991. From 1984 to 1990, he was purchasing manager and chief product designer/engineer of Ajax, and, prior to that, he worked for Ajax in various other capacities from 1963 to 1984.

      Roy Ceccato has been a Director of the Company since August 1997 and was appointed Chief Financial Officer in February 1998. From 1995 to August 1997, Mr. Ceccato had been Director of Finance of Complete Management, Inc., a NYSE-listed physician practice management company. From 1990 to 1995, he was President of Broad Partners, Inc., a management consulting firm. From 1986 to 1989, he was Vice President of The R.O.I. Group, Inc., an investment banking firm specializing in retailing and machine tool parts manufacturing companies for the aerospace industry. Mr. Ceccato graduated from Pace University in 1980 with a BBA in management accounting.

      William Merker has been a Vice President, Secretary and a Director of the Company since August 1997. William Merker had been associated with the law firm of Loeb, Block & Partners LLP since 1990, specializing in the field of corporate law. In 1995, Mr. Merker and his brother, Steven Merker, founded Barclay Partners LLC. Mr. Merker received a B.S. degree in accounting from The American University in 1982 and graduated from Georgetown University Law School in 1985.

      Joseph Spinella has been a Director of the Company since August 1997. Since October 1997, Mr. Spinella has been controller of Morcroft Capital Corporation (an equipment leasing company). From November 1996 until October 1997, Mr. Spinella was manager of financial reporting for Gruntal Financial L.L.C. (an investment banking and brokerage company). From 1989 through 1995, Mr. Spinella was Vice President-Director of Financial Services and Controller of Copelco Capital, a subsidiary of Itochu International. From 1987 to 1989, he was an Assistant Vice President with First Fidelity Bank. Mr. Spinella graduated from Fairleigh Dickinson University with a B.S. in Accounting in 1979 and with an MBA in Finance in December 1988.

      William Needham has been a Director of the Company since November 1997. Since March 1995, Mr. Needham has been a private merchant banker and investor. From March 1994 to March 1995 he was a registered representative and corporate finance specialist at First Hanover Securities, Inc., an investment banking and brokerage firm. From December 1989 to March 1994, Mr. Needham was a registered representative and corporate finance specialist at Emanuel & Company, an investment banking and brokerage firm. Mr. Needham is a director of Modal Systems, Inc., a housing construction company, and a director of Cutting Edge Industries, Inc., a manufacturer of toys and novelties. Mr. Needham graduated from Wesleyan University in 1963 with a B.A. in liberal arts.

Consultant

      Redstone Capital Corporation, of which Andrew A. Levy is President has acted as a consultant and advisor to the Company since August 1996. Since June 1983, Mr. Levy has been the chief executive officer of Redstone Capital Corporation, an investment banking firm specializing in oil and gas and energy cogeneration project financings, and in leveraged buy-outs. From March 1993 to August 1994, Mr. Levy was vice-president and a director of NR Marine, Inc., a company engaged in the business of owning and operating offshore oil and gas drilling rigs. In August 1994, NR Marine filed for bankruptcy protection under chapter 11 of the U.S. Bankruptcy Code. Mr. Levy graduated from Yale University in 1968 with a B.S. in engineering, and graduated from Harvard Law School in 1972.

Item 11. Executive Compensation

      The following table sets forth the compensation paid by the Company for services rendered in all capacities during the fiscal years ended March 31, 1998, 1997 and 1996 to its chief executive officer and to the most highly-compensated executive officers and key employees (other than the chief executive officer) whose annual salary and bonus exceeded $100,000 and who were serving at March 31, 1998 (collectively, the "Named Officers").

                           Summary Compensation Table

                                             Total Paid Compensation
                                             -----------------------
Name and Principal Position      Year                             Other Annual
---------------------------     Ended         Salary      Bonus   Compensation
                               March 31         ($)        ($)         ($)
                               --------         ---        ---         ---

Steven Merker, Chairman and     1998        $  22,154
 Chief Executive Officer
Karl Massaro, President         1998          173,231
                                1997          680,546
                                1996          386,613
Carl Massaro, Consultant        1998          113,846
                                1997          581,947
                                1996        1,232,500

Employment Agreements

      The Company has entered into employment agreements with Steven Merker, Karl Massaro, and Roy Ceccato and into a consulting agreement with Carl Massaro.

      In January 1998 the Company entered into an employment agreement with Steven Merker which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Merker will receive a base salary at the annual rate of $144,000, and such bonus compensation as the Board of Directors may determine. Mr. Merker will be required to devote at least 40 hours per week to the business of the Company.

      In January 1998 the Company entered into an employment agreement with Karl Massaro which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his Employment Agreement, Mr. Massaro will receive a base salary at the annual rate of $200,000 and such bonus compensation as the Board of Directors may determine. The agreement will also contain restrictive covenants prohibiting Mr. Massaro from directly or indirectly competing with the Company east of the Mississippi River during the three-month period commencing upon the termination of his agreement, and, during the six-month period commencing upon such termination, from soliciting or servicing any supplier to or customer of the Company for any competitive purpose, and from employing or retaining any employee of or consultant to the Company or soliciting any such employee or consultant to become affiliated with any entity other than the Company.

      In February 1998 the Company entered into an employment agreement with Roy Ceccato which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Ceccato will receive a base salary at the annual rate of $120,000, with an annual increase of $30,000 and such bonus compensation as the Board of Directors may determine.

      Carl Massaro's consulting agreement became effective in February 1998 and will terminate three years thereafter, subject to earlier termination on the occurrence of certain specified events pursuant to this agreement. Mr. Massaro will receive consulting fees at the annual rate of $160,000 and is required to devote at least 40 hours per month to the business of the Company. Mr. Massaro has the right to attend Board meetings as an observer. The agreement also contains restrictive covenants prohibiting Mr. Massaro, during the one-year period commencing upon the termination of the agreement, from directly or indirectly competing with the Company east of the Mississippi River, soliciting or servicing any supplier to or customer of the Company for any competitive purpose, and employing or retaining any employee of or consultant to the Company or soliciting any such employee or consultant to become affiliated with any entity other than the Company.

Board of Directors

      The Certificate of Incorporation divides the Board of Directors into three classes, with, initially, one class having a term of one year, one class having a term of two years and one class having a term of three years. Commencing with the annual meeting of stockholders to be held in 1999, directors will be elected to succeed those directors whose terms have expired, and each newly elected director will serve for a three-year term. All officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. It is expected that Directors who are not employees of the Company will receive compensation for their services in an amount to be determined. All Directors are reimbursed by the Company for any expenses incurred in attending Director's meetings and, upon completion of this Offering, non-employee directors will receive compensation of $500 per meeting attended and options to purchase 2,000 shares of the Company's Common Stock in respect of the first year of such service as a director, and 500 shares of the Company's Common Stock for each year of such service thereafter. The Company has obtained Officers and Directors liability insurance.

Audit Committee of the Board of Directors

      The Board of Directors has designated an Audit Committee of the Board of Directors consisting of Messrs. Spinella and Needham. The duties of the Audit Committee are to (i) recommend to the full Board the auditing firm to be selected each year as the Company's independent auditors and the terms and conditions upon which such firm is to be engaged, (ii) consult with the persons so chosen to be the independent auditors with regard to the plan of audit, (iii) review, in consultation with the independent auditors, their report of audit, or proposed report of audit, and the accompanying management letter, if any, (iv) consult with the independent auditors (periodically, as appropriate, out of the presence of management) with regard to the adequacy of the Company's internal accounting and control procedures, (v) review the Company's financial condition and results of operations with management and the independent auditors and (vi) review any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors' independence.

Compensation Committee of the Board of Directors

      The Board of Directors has designated a Compensation Committee of the Board of Directors, consisting initially of Steven Merker, Joseph Spinella and William Needham. The primary duties of the Compensation Committee are to (i) determine the annual salary, bonus and other benefits, direct and indirect, of any and all executive officers (as defined under Regulation S-K promulgated by the Commission), (ii) prepare an Annual Report of the Compensation Committee for inclusion in the Company's Proxy Statement, (iii) review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees in the event such matters are appropriate for stockholder approval, and (iv) administer any stock option plan or other bonus or incentive plan or pool adopted by the Company (including the 1997 Incentive Stock Option Plan).

1997 Stock Option Plan

      The Company has adopted its 1997 Stock Option Plan ("Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 340,000 shares of Common Stock may be granted from time to time to all employees of the Company or any parent corporation or subsidiary corporation of the Company. To date no options have been granted pursuant to the Plan.

      The Board of Directors currently administers the Plan, which has empowered the Compensation Committee to administer the Plan. The Compensation Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan are determined by the Compensation Committee; provided that the exercise price of incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company); and further provided that, for a period of 18 months after the IPO, the exercise price will be the greater of 110% of fair market value on the date of grant and the IPO price of the Common Stock. Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of Common Stock of the Company, or at the discretion of the Board, the Company may loan some or the entire purchase price to the optionee.

      Options will be exercisable for a term determined by the Compensation Committee which will not be greater than ten years from the date of grant (or five years in the case of ISO's granted to holders of more than 10% of the Common Stock). The Compensation Committee shall determine the effect on an option of the termination of the optionee's relationship with the Company. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, in the discretion of the Committee, each option may become fully and immediately exercisable. ISOs are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Only the holder, his or her guardian or legal representative, may exercise options during the holder's lifetime.

      Options granted pursuant to the Plan may be designated as ISOs, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISOs exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

Comparative Performance by the Company

      The following graph shows a comparison of cumulative total returns for the Company, the American Stock Exchange Market index ("Amex") and a peer group index during the period covered.

                              [LINE GRAPH OMITTED]

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at the date of this report by (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

           Name and Address of            Number of           Percent of Common
           Beneficial Owner                Shares                Stock Owned
           ----------------                ------                -----------

           Roy Ceccato (1)                 70,000                    2.3%
           Andrew Levy (2)                178,430                    5.8%
           Karl Massaro (1)               145,000                    4.7%
           Steven Merker (3)              525,160                   17.0%
           William Merker (3)             304,410                    9.8%
           Joseph Spinella (1)                 --                     --
           William Needham(4)                  --                     --
           All Directors and Officers
               as a group (6 persons)   1,223,000                   39.5%

----------

(1) The address of such person is c/o the Company, 321 Valley Road, Hillsborough Township, NJ 08876-4056.
(2) The address of such person is c/o Redstone Capital Corp., 280 Park Avenue, New York, NY 10017-1216. Includes 30,000 shares owned by a family trust and 50,000 shares owned by Mr. Levy's wife. Mr. Levy disclaims beneficial ownership as to all such shares.
(3) The address of such person is c/o the Company, 280 Park Avenue, 21st Floor West, New York, NY 10017-1216. Steven and William Merker each disclaims beneficial ownership of shares owned by the other.
(4)   The address of such person is 400 E. 58th Street, New York, NY 10022-2318

Item 13. Certain Relationships and Related Transactions

      Steven Merker and William Merker are brothers. Carl Massaro, the founder of Ajax and its sole stockholder prior to the Acquisition, is the father of Karl Massaro, the President and a Director of the Company. There are no other family relationships among the Company's officers, directors and 5% shareholders.

      Redstone Advisors, of which William Merker and Redstone Capital Corporation, of which Andrew A. Levy is President, are the principals, will upon completion of the acquisition of R&S Truck Body and CPS Trailer Company be paid a fee for services rendered in connection with arranging such transactions.

      The Company subleases portions of its offices at 280 Park Avenue, New York, New York, to the Redstone Capital Corporation and Barclay Partners LLC in each case, on a month-to-month basis for a monthly rental of $2,000.

      In January 1998, the Company granted Carl Massaro options to purchase up to 50,000 shares of Common Stock. The options are initially exercisable at a price of $11.50 per share.

      In January 1998, the Company and Carl Massaro entered into a three-year consulting agreement providing for annual base compensation of $160,000 and a "triple net" lease of the factory and office facility owned by Mr. Massaro and presently occupied by Ajax. The lease will provide for annual rent of $600,000, payable monthly, and the estimated amount of triple net expenses for the first year are approximately $63,000. During the initial five-year term of the lease, so long as the Company is not in default thereunder or under the Redemption Note, the Company will have the option to purchase the leased facility and land for a cash purchase price of $6.5 million. Ajax also terminated an existing credit facility with Summit Bank, and Mr. Massaro has terminated his guaranty of the Company's obligations thereunder. The terms of the lease, including the purchase option, were determined through arms' length negotiation between the Company and Carl Massaro.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 10-K

Financial statements and schedules

      The reports of independent certified public accountants, consolidated financial statements and notes to consolidated financial statements required by this item are submitted as part of this Annual Report beginning on page 28.

             Financial Statements of Standard Automotive Corporation

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           28

Consolidated Balance Sheets as of March 31, 1998 and 1997                    29

Consolidated Statement of Income for the year ended March 31, 1998           30

Consolidated Statement of Stockholders' Equity for the year ended
  March 31, 1998                                                             31

Consolidated Statement of Cash Flows for the year ended March 31, 1998       32

Notes to Consolidated Financial Statements                                   33

               Financial Statements of Ajax Manufacturing Company

         (A wholly owned subsidiary of Standard Automotive Corporation)

Report of Independent Certified Public Accountants                           44

Statements of Income and Retained Earnings for the period from
  April 1, 1997 through January 26, 1998 and for the
  years ended March 31, 1997 and 1996                                        45

Statements of Cash Flows for the period from April 1, 1997 through
  January 26, 1998 and for the years ended March 31, 1997 and 1996           46

Notes to the Financial Statements                                            47

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under the related instructions or because the required information is presented in the financial statements or notes thereto and therefore, have been omitted.

Exhibits

    Exhibit No.         Description of Exhibit
    -----------         ----------------------

      3.1   Amended and Restated Certificate of Incorporation of the Company (*)

      3.2 Form of Certificate of Designation, Preferences and Rights of 8 1/2% Senior Convertible Redeemable Preferred Stock (*)

      3.3   By-Laws of the Company (*)

      10.1 Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)

      10.2  Form of Employment Agreement between the Company and Karl Massaro
            (*)

      10.3 Form of Consulting Agreement between the Company and Carl Massaro (*) 10.4 Form of Employment Agreement between the Company and Steven Merker (*)

      10.5 Form of Lease between the Company and Carl Massaro (*) 10.7 1997 Incentive Stock Option Plan (*)

      10.8  Advisory Agreement between the Company and Barclay partners LLC (*)

      10.9  Advisory Agreement between the company and Redstone Capital Corp.
            (*)

      10.10 Form of Redemption Note to be executed by the Company in favor of Carl Massaro (*)

      10.11 Form of Security Agreement between the Company and Carl Massaro (*)

      10.12 Form of Guaranty made by the Company in favor of Carl Massaro (*)

      10.14 Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)

      10.15 Remediation Agreement between Ajax Manufacturing Company and the NJDEP (*)

      10.16 Second Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)

      10.17 Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc. (**)

      10.18 Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc. (**)

      10.19 Stock Purchase Agreement between Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders of Barclay Investments, Inc. (**)

      10.20 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc.

      10.21 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc.

      10.22 Second amendment to Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc.

      27.0  Financial Data Schedule

(*) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-33465.

(**) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for December 31, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION


By: /s/ Steven Merker                              Date: June 29, 1998
   ---------------------------------------
   Steven Merker
   Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                               Date


       /s/ Steven Merker                            June 29, 1998
---------------------------------------
Steven Merker
Chairman and Chief Executive Officer


       /s/ Karl Massaro                             June 29, 1998
---------------------------------------
Karl Massaro
President


       /s/ William Merker                           June 29, 1998
---------------------------------------
William Merker
Vice President, Secretary and Director


       /s/ Roy Ceccato                              June 29, 1998
---------------------------------------
Roy Ceccato
Chief Financial Officer and Director


       /s/ Joseph Spinella                          June 29, 1998
---------------------------------------
Joseph Spinella
Director


       /s/ William Needham                          June 29, 1998
---------------------------------------
William Needham
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

      Board of Directors and Stockholders

      Standard Automotive Corporation

            We have audited the accompanying balance sheets of Standard Automotive Corporation as of March 31, 1997 and 1998, and the related statements of income, stockholders' equity and cash flows for the year ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Automotive Corporation as of March 31, 1997 and 1998, and the results of its operations and its cash flows for the year ended March 31, 1998 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

Woodbridge, New Jersey

June 25, 1998

                         Standard Automotive Corporation

                                 Balance Sheets
                        (in thousands, except share data)

                                                                            March 31,
                                                                   --------------------------
                                                                      1997             1998
                                                                   --------          --------
Assets

Cash and cash equivalents                                          $     --          $  3,357
Accounts receivable, net of allowance for doubtful accounts
    of $55                                                               --             4,838
Inventory                                                                --             5,399
Prepaid expenses                                                         --               515
Deferred taxes                                                           --               289
                                                                   --------          --------
    Total current assets                                                 --            14,398

Property and equipment, net of accumulated depreciation and
    amortization of $35                                                  --             1,225
Intangible assets, net of accumulated amortization of $130               --            15,127
Capitalized acquisition and financing costs                             375               810
                                                                   --------          --------
        Total assets                                               $    375          $ 31,560
                                                                   ========          ========
Liabilities and Stockholders' Equity

Accounts payable                                                   $     --          $  1,146
Accrued expenses                                                        375               216
Accrued wages                                                            --               169
Accrued excise taxes                                                     --               243
Acquisition expenses                                                     --               350
Income taxes payable                                                     --               727
                                                                   --------          --------
    Total current liabilities                                           375             2,851

Note payable                                                             --             4,000

Commitments and contingencies (Notes 8, 10 and 11)

Stockholders' equity:
Preferred stock, $ .001 par value 3,000,000 shares authorized,
    none and 1,150,000 issued and outstanding, respectively              --                 1
Common stock, $ .001 par value 10,000,000 shares authorized,
    1,567,500 and 3,095,000 issued and outstanding, respectively          2                 3
Common stock subscription receivable                                     (2)               (2)
Additional paid-in capital                                               --            24,548
Retained earnings                                                        --               159
                                                                   --------          --------
    Total stockholders' equity                                           --            24,709
                                                                   --------          --------
        Total liabilities and stockholders' equity                 $    375          $ 31,560
                                                                   ========          ========

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                               Statement of Income
                        For the Year Ended March 31, 1998
                 (in thousands, except share and per share data)

Revenues                                                                     $ 7,936
Operating costs and expenses:
     Cost of revenues (includes $ 275 of costs related to the Acquisition)     6,094
     Selling, general and administrative expenses                                407
     Amortization of intangible assets                                           130
                                                                             -------
Total operating costs and expenses                                             6,631
                                                                             -------
Operating income                                                               1,305

Other expense:
     Bridge note interest                                                       (375)
     Interest expense                                                            (75)
     Other expense                                                               (54)
                                                                             -------
Income before income taxes                                                       801
Provision for income taxes                                                       458
                                                                             -------
Net income                                                                       343
Preferred dividend                                                              (184)
                                                                             -------
Net income available to common stockholders                                  $   159
                                                                             =======
Basic net income per share                                                   $  0.09
                                                                             =======
Diluted net income per share                                                 $  0.09
                                                                             =======
Basic and Diluted weighted average number of shares outstanding                1,846

                See accompanying notes to financial statements.

                         Standard Automotive Corporation

                        For the Year Ended March 31, 1998
                        Statement of Stockholders' Equity
                                 (in thousands)

                            Preferred                   Common                  Common Stock   Additional                 Total
                              Shares     Preferred      Shares       Common     Subscription     Paid In    Retained   Stockholders'
                           Outstanding     Stock      Outstanding    Stock       Receivable      Capital    Earnings      Equity
                           -----------   ---------    -----------  --------     ------------   ----------   ---------  ------------
Balance - March 31, 1997         --      $     --        1,567     $      2     $     (2)      $     --      $     --    $     --

Proceeds from sale of
common and preferred
shares                        1,150             1        1,495            1           --         28,748            --      28,750

Issuance of shares to
Bridge Note Investors            --            --           33           --           --            325            --         325

Cost of Initial Public
Offering                         --            --           --           --           --         (4,751)           --      (4,751)

Warrants and Options
Issued                           --            --           --           --           --            226            --         226

Preferred Stock
Dividend                         --            --           --           --           --             --          (184)       (184)

Net Income                                                                                                        343         343

                            -------      --------     --------     --------     --------       --------      --------    --------
Balance - March 31, 1998      1,150      $      1        3,095     $      3     $     (2)      $ 24,548      $    159    $ 24,709
                            =======      ========     ========     ========     ========       ========      ========    ========

                See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                             Statement of Cash Flows
                        For the Year Ended March 31, 1998
                                 (in thousands)

Cash flows from operating activities:
Net income                                                                       $    343
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                 165
        Non cash interest expense                                                     325
        Stock option compensation                                                      32
        Deferred taxes                                                                (38)
     Change in assets and liabilites:
        Accounts receivable                                                           677
        Inventory                                                                     145
        Prepaid expenses                                                             (320)
        Accounts payable and accrued expenses                                        (464)
        Income and other taxes payable                                               (604)
                                                                                 --------
Net cash provided by operating activities                                             261
                                                                                 --------
Cash flows from investing activities:
     Capitalized acquisition costs                                                   (810)
     Acquisition of Ajax Manufacturing Company, net of cash acquired              (19,361)
     Acquisition of property and equipment                                           (197)
                                                                                 --------
Net cash used in investing activities                                             (20,368)
                                                                                 --------
Cash flows provided by financing activities:
     Preferred dividend payment                                                      (184)
     Proceeds from the issuance of common and preferred shares,
        net of underwriters' commission and expenses                               25,510
     Payment of registration costs of common and preferred shares                  (1,512)
     Proceeds from Bridge Note borrowings                                             325
     Repayment of Bridge Note borrowings                                             (325)
     Payments on short term borrowings                                               (350)
                                                                                 --------
Net cash provided by financing activities                                          23,464
                                                                                 --------
Net increase in cash and cash equivalents                                           3,357
Cash and cash equivalents, beginning of period                                         --
                                                                                 --------
Cash and cash equivalents, end of period                                         $  3,357
                                                                                 ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
Interest                                                                         $    114
Income taxes                                                                        1,100

                See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organizational and Business Combination

Standard Automotive Corporation (the "Company") was formed and incorporated in January 1997. The Company had conducted no operations for the year ended March 31,1997. The Company's principal activity is the manufacture and refurbishing of trailer chassis for domestic customers, through its wholly owned subsidiary, Ajax Manufacturing Company ("Ajax").

On January 27, 1998 the Company executed an agreement to purchase all outstanding shares of Ajax for a total purchase price of approximately $23,819,000 ("Acquisition"), comprised of a cash payment of approximately $19,618,000 and incurrence of a debt obligation of approximately $4,000,000 to the Ajax shareholder (see Note 5) and other consideration valued at approximately $201,000. The Acquisition was accounted for as a purchase and, accordingly, the Company's 1998 financial statements include the results and activity of Ajax for only the period of January 27, 1998 through March 31, 1998. The excess of the purchase price over the fair market value of Ajax's net assets at the date of Acquisition totaled approximately $15,257,000. This amount is being amortized on a straight-line basis over a twenty-year period. The final allocation of the Ajax purchase price is subject to negotiation among the parties and certain adjustments may be made to the related debt obligation and goodwill resulting from the Acquisition. Management does not expect such adjustments to be material to the Company's financial position.

The following summarized, unaudited pro forma information for the year ended March 31, 1998 assumes that the acquisition of Ajax had occurred on April 1, 1997 and should be read in conjunction with the predecessor company's financial statements as presented elsewhere in this report (in thousands except per share data):

                                         Historical
                                          Combined    Adjustments    Proforma
                                         ----------   -----------   -----------
                                                      (Unaudited)   (Unaudited)

      Revenues                           $   33,070   $       --    $   33,070
      Operating income                        5,110         (397)        4,713
                                         ==========   ===========   ===========
      Net income                         $    2,086   $     (252)   $    1,834
                                         ==========   ===========   ===========
      Preferred dividend                 $      184   $      989(1) $    1,173

      Basic and diluted net income per
          share                                                     $     0.21
                                                                    ===========
      Basic and Diluted weighted average
          number of shares outstanding                                   3,095

The pro forma operating results reflect estimated adjustments for: elimination of purchase accounting adjustments on the fair value of purchased inventory; a year of amortization expense on intangibles arising from the Acquisition; elimination of the Bridge Note interest; a year of interest expense on the Acquisition debt; the tax effect on these adjustments and a year of Preferred Stock dividend requirements.

Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the Acquisition been consummated as of April 1, 1997 or of future results of the combined companies.

Concurrent with the Acquisition, the Company issued 1,300,000 shares of common stock and 1,000,000 shares of preferred stock for gross proceeds of $25,000,000 in an initial public offering. Subsequent to the offering, an additional 195,000 and 150,000 shares of common and preferred stock, respectively, were issued in the underwriters' exercise of an over-allotment option.

2. Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and Ajax. All intercompany accounts and transactions are eliminated in consolidation.

      Revenue Recognition

      The Company recognizes revenue when the product is inspected and accepted by its customers or the customers' authorized agent and title has transferred.

      Cash Equivalents

      The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

      Income Taxes

      The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the difference between the financial statement and tax basis of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse.

      Inventory

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Acquired inventory at January 26, 1998 was adjusted to its then fair market value. Costs of revenues include a charge of $275,000 representing the effects of this adjustment as the inventory was sold.

      Property and Equipment

      Property and equipment are stated at their fair values at the Acquisition date. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                            Years
                                                            -----

            Transportation equipment                        3 - 5
            Leasehold improvements                         Lease term
            Furniture, fixtures and office equipment        5 - 7
            Machinery and equipment                         5 - 7

      Depreciation on leasehold improvements is recorded over the lesser of the useful lives of the assets or lease term. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred.

      Long - Lived Assets

      The Company performs a periodic review of the carrying values of long-lived assets. Impairments would be recognized if the expected future operating non-discounted cash flows derived from the underlying asset would be less that its carrying values.

      Capitalized Acquisition and Financing Costs

      At March 31, 1998 and 1997 costs of approximately $810,000 and $375,000, respectively, were capitalized in connection with contemplated acquisitions (see Notes 1 and 11). If the current acquisitions are not ultimately consummated, such costs would be expensed in the period in which the acquisitions are abandoned.

      Computation of Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Standard No. 128 ("SFAS No. 128"), Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude the dilutive effects of options. Diluted earnings per share are very similar to the fully diluted earnings per share. Earnings per share have been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is the same as the basic amount and thus has not been presented since the effects of unissued shares, underlying warrants and options, and the conversion of preferred stock are anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred shares could potentially dilute basic earnings per share amounts in the future. Potential common shares totaling 1,732,000 were not included in the calculation of diluted earnings per share for 1998 since the effects of common stock equivalents were not encompassed in such calculation or are anti-dilutive.

      Effects of Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

      SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of A Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

      SFAS Nos. 130 and 131 are effective for the Company's 1999 financial statements and require comparative information for earlier years to be restated. Because of the relatively recent issuance of these standards, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

      Non - Cash Investing and Financing Activities

      The Company issued 32,500 shares of common stock for no consideration in connection with the settlement of the Bridge Notes (see Note 5).

      As discussed in Note 1, the Company acquired all the common stock of Ajax for $19,618,000 on January 27, 1998. In connection with the acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                  $ 13,846,000
      Cash paid for stock                             (19,618,000)
                                                     ------------
      Liabilities assumed                            $ (5,772,000)
                                                     ============

      Stock options with an aggregate value of $201,000 were issued in connection with the Acquisition.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The costs the Company will ultimately incur and the value of assets ultimately realized could differ in the near term from the related amounts reflected in the accompanying financial statements.

      Significant accounting estimates include valuation of inventory, useful lives of property, equipment and goodwill, the allocation of the Ajax purchase price and in the measurement of contingencies.

      Fair Value of Financial Instruments

      Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For cash equivalents, accounts receivable, accounts payable, and debt instruments, it is estimated that the carrying amounts at March 31, 1998 and 1997 approximated fair values for these instruments because of their short-term maturities, interest rates or payment terms.

      3. Inventory.

      Inventory is comprised of the following:

                                                       March 31,
                                                         1998
                                                      ----------
      Raw materials                                   $4,881,000
      Work in progress                                   380,000
      Finished goods                                     138,000
                                                      ----------
                                                      $5,399,000
                                                      ==========

      4. Property and Equipment.

      Property and equipment are summarized by major classifications as follows:

                                                       March 31,
                                                         1998
                                                      ----------
Transportation equipment                              $   56,000
Leasehold improvements                                   724,000
Furniture, fixtures and office equipment                  69,000
Machinery and equipment                                  411,000
                                                      ----------
                                                       1,260,000
Less: Accumulated depreciation and amortization           35,000
                                                      ----------
                                                      $1,225,000
                                                      ==========

      5. Long Term Debt and Credit Agreements (see Note 11)

      In August 1997, the Company sold $ 325,000 of 12 % Bridge Notes to private investors. The Bridge Notes and accrued interest thereon were repaid in February 1998 and, pursuant to the Bridge Note agreements, the private investors were issued 32,500 shares of common stock for no consideration. The value ascribed to the issuance of such shares was based on the initial public offering price of the common stock and totaled $325,000. In addition, financing fees related to the debt totaled $29,000. Such amounts were expensed over the period that the Bridge Notes were outstanding. The annualized effective rate of interest on the Bridge Notes was 121%.

In connection with the Acquisition, the Company incurred an obligation of approximately $4,000,000 to the Ajax shareholder. The note is secured by the assets of the Company and bears interest at a rate of 10% per annum. The outstanding principal is payable, in full, on January 27, 2001. Interest on the debt is paid on a current basis and interest expense for the period from January 27, 1998 through March 31, 1998 totaled approximately $71,000.

      6. Stockholders' Equity

      Common Stock Reserved for Issuance (see Note 11)

      At March 31, 1998 the Company had reserved 2,072,000 shares for the exercise of stock options, warrants and the conversion of preferred stock.

      In 1997, common stock was issued to the Company's founders and principals at nominal values, which approximated management's assessment of the fair values of such securities at the date of issuance. At that time, the Company had conducted no business and the probability of consummating the acquisition of Ajax could not be predicted with any degree of certainty.

      In November 1997, the Company effected a .758162-for-one reverse stock split, which reduced the number of shares of the Company outstanding from 2,067,500 to 1,567,500. All share and per share data have been changed to reflect the split.

      Convertible Redeemable Preferred Stock ("Preferred Stock")

      Dividends on the Company's Preferred Stock are payable at a rate of $1.02 per year on a quarterly basis, when declared by the Company's Board of Directors. The Preferred Stock is convertible into common stock on a one to one basis after July 21, 1998; the conversion rate is subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend in a timely manner.

      The Preferred Stock is redeemable by the Company, with advance notice, on or after July 22, 2000 at a price of $12 per share (plus unpaid dividends) if certain market prices for the Preferred Stock are achieved. The Preferred Stock holders have the authority, voting as a class, to approve or disapprove the issuance of any Company securities that are senior or comparable to the rights of the Preferred Stock, and also have a preference on the distribution of assets. In the event that dividends are in arrears for four fiscal quarters, the Preferred Stock holders will be entitled to elect two directors to the Company's Board of Directors.

      The Company's Board of Directors may not declare dividends to common stock holders unless all accrued cash dividends have been paid to Preferred Stock holders.

      Stock Options and Warrants

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion Number 25, Accounting for Stock Issued to Employees ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company continues to account for such transactions in accordance with APB No. 25 and, as required by SFAS No. 123, has provided pro forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123.

      Under the 1997 Stock Option Plan the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire one to seven years from the grant date or five years for grants to shareholders who own more than 10% of the Company stock. The options may be exercised subject to continued service and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 340,000 shares under the plan.

      The per share exercise price for options granted under the Plan are determined by the Board of Directors, provided that the exercise price of incentive stock options ("ISOs") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the common stock of the Company); and further provided that through July 27, 1999, the exercise price will be the greater of 110% of the fair market value on the date of grant and the initial public offering price of the common stock. Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of common stock of the Company or, at the discretion of the Board of Directors, the Company may loan some or the entire purchase price to the optionee.

      Prior to the establishment of the 1997 Stock Options Plan, the Company granted 227,000 and 75,000 warrants to employees and a director, respectively.

      The Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1998 grants; no dividend yield, expected volatility of 46.5%, risk free interest rates of approximately 5.43% and expected lives of one to seven years. If compensation cost for the Company's stock option and warrant grants had been determined in accordance with SFAS No. 123, net income available to common stockholders would have been reduced in 1998 by approximately $65,000 and earnings per share would have been reduced by $0.04.

      The following table summarizes information about stock options and warrants outstanding at March 31, 1998:

                 Options/Warrants Outstanding       Options/Warrants Exercisable
          ---------------------------------------   ----------------------------
                        Weighted      Weighted                   Weighted
                        Average       Average                    Average
Exercise  Number        Remaining     Exercise        Number     Exercise
Prices    Outstanding   Life (years)  Price         Exercisable   Price
          ----------------------------------------------------------------------

$ 10.50      75,000         0.8        $ 10.50                0   $ 10.50
$ 10.89     227,000         6.8        $ 10.89                0   $ 10.89
$ 11.50      50,000         4.8        $ 11.50                0   $ 11.50
          ---------                                 ---------------------
            352,000         5.24       $ 10.89                0   $ 10.89
          =========                                 =====================

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                      Shares      Price
                                                    ---------------------
Shares under Option/Warrant at April 1, 1997                    --       --
Granted                                                    352,000   $10.89
Canceled                                                        --       --
                                                           -------   ------
Shares under Option/Warrant at March 31, 1998              352,000   $10.89
                                                           =======   ======

      There were no options or warrants exercisable at March 31, 1998. Options available for grant total 340,000. The weighted average fair value of options and warrants granted during the year ended March 31, 1998 is $4.85.

      In connection with the Acquisition, the Company has granted 50,000 options to the Ajax shareholder exercisable at $11.50 per share. Such options vest on July 27, 1999 and may be exercised over a five-year period, if certain criterion are met. The amortization expense related to the value ascribed to the options (accounted for as a cost of the Acquisition) is $7,000 for the period from January 27, 1998 through March 31, 1998.

      The Company has also granted 75,000 warrants to a director for services to be rendered. Such options vest over a one-year period. The compensation expense related to the grant approximates $25,000 for the year ended March 31, 1998.

Underwriters' Warrants

      In connection with the Initial Public Offering, the Underwriters received 130,000 common stock warrants and 100,000 of preferred stock warrants with exercise prices of $16.50 and $19.80, respectively. Such warrants expire on January 22, 2003.

      7. Income Taxes

      The provision (benefit) for income taxes for the year ended March 31, 1998 consists of the following components:

                                                                       March 31,
                                                                        1998
                                                                      ---------
Current:
     Federal                                                          $ 384,000
     State                                                              112,000
                                                                      ---------
                                                                        496,000
                                                                      ---------
Deferred:
     Federal                                                            (30,000)
     State                                                               (8,000)
                                                                      ---------
                                                                        (38,000)
                                                                      ---------
Total provision                                                       $ 458,000
                                                                      =========

Deferred tax assets (liabilities) consist of the following items:

                                                                      March 31,
                                                                        1998
                                                                      ---------
Deferred tax asset:
     Accounts receivable                                              $  12,000
     Inventory                                                          279,000
     Accrued liabilities                                                 10,000
                                                                      ---------
                                                                      $ 301,000

Deferred tax liabilities:

     Principally property, plant and equipment basis difference         (12,000)
                                                                      ---------
Deferred tax asset, net                                               $ 289,000
                                                                      =========

A reconciliation between the Company's effective tax-rate and the U.S. statutory rate is as follows:

                                                                         1998
                                                                      ----------
U.S. statutory rate applied to pretax income                               34.0%
State tax provision, net of federal tax benefit                             6.0
Non deductible Acquisition costs                                           11.5
Amortization of goodwill                                                    5.5
                                                                      ---------
Total effective tax rate                                                   57.0%
                                                                      =========

      8. Related Party Transactions

      The Company leases its manufacturing facility from the Ajax shareholder. The lease provides for annual rent of $600,000 per year plus reimbursable expenses, payable monthly, for a five year period with four renewal options totaling twenty years. During the initial term of the lease, the Company also has an option to purchase the leased Ajax facility for $6.5 million. To exercise this option, the Company must not be in default of the note payable to the Ajax shareholder.

Fees paid to Directors and officers for services rendered in connection with the Acquisition totaled approximately $160,000.

At March 31, 1998, the Company had advanced $810,000 to an entity controlled by a stockholder of the Company for costs incurred on potential acquisitions.

The Company and certain officers and consultants have executed employment agreements which provide for, in certain circumstances, minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:

      Year Ending March 31,                   Amount
      ---------------------                 ----------

      1999                                  $  624,000
      2000                                     654,000
      2001                                     570,000
                                            ----------
                                            $1,848,000
                                            ==========

      9. Major Customers and Concentrations

      Major Customers

      Two customers individually accounted for 59% and 24% of net sales for the year ended March 31, 1998.

      Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could have a material adverse effect on operating results.

      Concentrations

      The Company's manufacturing and refurbishing processes are concentrated in one facility.

      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1998 approximately $1,800,000 and $999,000 were invested in two domestic money market funds.

      Credit Risk

      Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

      The Company has four customers with individual balances in excess of ten percent of consolidated accounts receivable. In the aggregate, these four customers comprise approximately 98% of the net accounts receivable balance at March 31, 1998.

      10. Commitments and Contingencies

      Environmental Matters

      The Company is subject to various Federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Except as noted below, management believes that the Company is in substantial compliance with current laws and regulations. Accordingly, no reserve has been established for such exposures. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. However, it is possible that additional health related or environmental issues may arise in the future, which the Company cannot predict at present.

      The Company is subject to federal, state and local regulation of environmental matters relating to its operations. The Company and its Stockholder are currently involved in site investigations to ascertain whether any environmental remediation efforts are required and, if necessary, the magnitude and extent of such costs.

      The New Jersey Department of Environmental Protection ("NJDEP"), which administers Title V of the Federal Clean Air Act in New Jersey, requires the Company to obtain an air emission permit which limits the emission levels from certain equipment at the Company's facility of various pollutants, including volatile organic compounds ("VOC") generated by the drying of solvent-based primers and paints. The equipment that requires Title V permitting includes three paint spray booths, three natural gas fired heaters and two shot blaster systems. In March 1997 the NJDEP issued two Notices of Violations to the Company, which asserted that the Company had failed to obtain permits for the shot blasters prior to February 1997 and the heaters for the paint spray booths. The Company submitted permit applications for the heaters in March 1997, which are pending. In May 1997 the NJDEP issued an Administrative Order of Civil Administrative Penalty Assessment ("Order and Notice") assessing the Company a $9,000 penalty for emitting VOCs from the paint spray booths in excess of permissible limits in 1995. In response to the Order and Notice, the Company submitted to the NJDEP an adjudicatory hearing request, which contests the $9,000 assessment.

      In March 1998 the NJDEP issued a Notice of Violation ("NOV") to the Company for emitting VOCs from the paint spray booths in excess of permissible limits in 1996. The NOV directed the Company to achieve compliance by April 1998 and to submit a written report documenting the corrective measures taken to achieve compliance. The Company timely responded to the request for a written report, proposing to achieve compliance by use of low VOC, water-base coatings, by re-engineering the facility in order to facilitate use of the water-base coatings, and by installing a fourth spray booth and other equipment, and submitting to NJDEP a new, expanded air emission permit for the facility. The Company has been in active negotiations with NJDEP. As requested by NJDEP, the Company submitted in May 1998 a new air permit application that would allow the Company to install a fourth spray booth and expand permitted emissions from the facility. The application is pending and the Company continues to negotiate with NJDEP to resolve all air emission issues.

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The company has engaged a contractor to perform additional sampling at these locations, the results of which will be forwarded to NJDEP. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary.

      The Company is presently preparing an amendment to its Title V Permit application proposing that the Company and NJDEP enter into an Administrative Consent Order or other form of agreement (a "Compliance Schedule") as to VOC emissions from the three paint spray booths at the facility. The Company plans to propose a timetable by which it will change its primer and topcoat paint formulations from current, solvent based products that generate high amounts of VOC upon drying to water-based and lower-solvent based primers and topcoats, which would generate lower amounts of VOC upon drying. The Company believes that such change is technically feasible and that by making such change, the Company will reduce VOC emissions to levels allowable under the Company's present permits while allowing the Company to produce numbers of completed chassis comparable to those produced in recent years. Water-based primers are currently available. The Company has been advised by paint manufacturers that topcoat paints with progressively lower VOC content are currently being tested and will become available during the next twelve months. The Company believes that these primers and paints are suitable for the purposes of the Company's customers. Use of the new primer and paint products is expected to require certain modifications of the Company's production lines, primarily because water-based primer requires an additionally heated drying environment than solvent-based primer. The Company is preparing its plan for installing such modifications, which will be presented to NJDEP as part of the planned Compliance Schedule proposal. The estimated cost of such modifications and of the equipment required therefor is estimated to be less than $100,000. There is no assurance that NJDEP will grant a Compliance Schedule to the Company, or if granted the Compliance Schedule will not include NJDEP demands for fines, penalties, or other sanctions. If NJDEP does not grant a Compliance Schedule, the Company might need to reduce its output of chassis until lower VOC formulations are utilized.

      The outcome of NJDEP regulatory actions cannot be predicted with certainty. The NJDEP could fine the Company for operating the shot blaster booths without a completed permit until February 1997, for operating the heaters for the paint spray booths without a permit, and/or for emitting more VOCs from the paint spray booths than allowed by its permits. If changing to water-based primers and low-VOC topcoat paints is not acceptable to NJDEP, NJDEP could require the Company to take other steps to comply with NJDEP requirements and the Clean Air Act, including capital improvements to ensure compliance with air quality regulations. Such improvements could include a VOC incinerator and/or other control apparatus, which could cost up to $2,000,000 or more and which could result in increased operating expenses. Failure to comply with NJDEP regulations and directives could result in fines and/or NJDEP orders to curtail or shutdown operations, any or all of which could have a material adverse effect on the Company's business and financial condition. The Company does not have liabilities accrued for fines that may be assessed which respect to its air quality violations or for potential purchases of any capital equipment that may be mandated by the NJDEP or otherwise may be necessary to avoid future violations.

      While it is not feasible to predict the outcome of all these matters, management, based upon all available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

      Disposal Costs

      The Company also engages independent contractors to arrange, at no cost to the Company or the lessor, for the disposal of parts of refurbished chassis and used equipment that are stored at its present location. The Company has not established reserves related to the associated disposal costs of such items (in the event the current leasing arrangement ceases and the Company relocates), since such costs will be the responsibility of its lessor.

      Legal

      The Company is either a plaintiff or a defendant in several pending legal matters arising in the normal course of operations. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      Operating Leases

      The Company leases facilities and equipment under operating leases expiring through 2004. Some of the leases have renewal options and most contain provision for passing though certain incremental cost. Future net minimum annual rental payments under non-cancelable leases are as follows:

                  1999                      $  856,000
                  2000                         835,000
                  2001                         807,000
                  2002                         796,000
                  2003                         685,000
                  Thereafter                    97,000
                                            ----------
                                            $4,076,000
                                            ==========

Rent expense for the year ended March 31, 1998 totaled $140,000.

      11. Subsequent Events (Unaudited)

      In February 1998, Barclay Investments, Inc., ("Barclay"), entered into a Stock Purchase Agreement to purchase 100% of the stock of CPS Trailer Company, Inc., ("CPS"), and a Stock Purchase Agreement to purchase 100% of the stock of R & S Truck Body Company, Inc., ("R & S"). Subsequent thereto, Standard entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") to purchase 100% of the stock of Barclay from its owners (some individuals of whom are current shareholders of the Company). At March 31, 1998 the Company had advanced $810,000 to Barclay with the aforementioned Stock Purchase Agreement. The stock purchase agreement calls for the purchase of 100% of the stock of Barclay Investments, Inc. in exchange for 185,000 shares of Company common stock. In addition, in connection with the acquisition, the Company is obligated to pay Redstone Advisors Corporation, a company of which two-thirds of the outstanding common stock is owned by an officer of the Company and of which a Company shareholder is president, a fee of $600,000 for arranging the transactions. The Company is not obligated to close the purchase of Barclay Investments, Inc. under the Stock Purchase Agreement unless it simultaneously closes the purchase of CPS and R & S.

      The Stock Purchase Agreement among Barclay Investments, Inc., and CPS provides for the payment of $7,000,000, plus a defined level of net income for the period from January 1, 1998, through the closing date; plus shares of Company common stock with a value of $1,250,000. In addition, the CPS stockholder may be entitled to an additional $1 million of cash if certain operating results are achieved.

      The Stock Purchase Agreement among Barclay Investments, Inc. and R & S, as amended, provides for the payment by the purchaser of $11,900,000, plus an amount equal to the earnings of R & S for the period from January 1, 1998 through closing, plus shares of Company common stock with a value of $1,000,000.

      The closing of the three Stock Purchase Agreements is contingent upon certain matters, including the successful completion of a due diligence review and the consummation of a financing satisfactory to Standard to enable it to pay the amounts due. Standard has received from PNC Bank, NA a commitment to provide the Company with $40,000,000 to complete the acquisitions of R & S and CPS, to repay the Redemption Note, with the balance to be used for working purposes. The $40,000,000 will be provided through a $25,000,000 six-year term loan and a $15,000,000 three-year revolving credit facility with a $7,000,000 sub-limit for standby letters of credit. The loans will be secured by liens on all of the Company's assets.

      The following summarized, unaudited pro forma information for the year ended March 31, 1998 assumes that the acquisition of Ajax, R & S and CPS had occurred on April 1, 1997 (in thousands except per share data):

                                             Standard                               Adjust-    As Adjusted
                                             Proforma       R & S         CPS        ments       Proforma
                                            ------------  -----------  ----------  ----------  -------------
Revenues                                      $ 33,070     $ 20,624    $ 13,509     $    --       $ 67,203
Operating income                                 4,713        2,937       1,992       2,085         11,727
Net income                                    $  1,834     $  2,209    $  1,381     $   183       $  5,567
                                              ========     ========    ========     =======       ========
Preferred dividend                               1,173                                               1,173
Basic net income per share                    $   0.21                                            $   1.27
                                              ========                                            ========
Diluted net income per share                  $   0.21                                            $   1.27
                                              ========                                            ========
Basic and Diluted weighted average
     number of shares outstanding                3,095           80         100         185          3,460

The values ascribed to the additional shares issued in connection with the acquisition of R & S and CPS assume a $12.50 share price at the time of the closing of the transactions.

                 Report of Independent Certified Public Accounts

Standard Automotive Corporation

Hillsborough Township, New Jersey

      We have audited the accompanying statements of income and retained earnings and cash flows of Ajax Manufacturing Company (the "Company") for the period of April 1, 1997 through January 26, 1998 and the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the period of April 1, 1997 through January 26, 1998 and the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                           Ajax Manufacturing Company

                   Statements of Income and Retained Earnings

                                 (in thousands)

                                                                              Period from
                                                  For the Years Ended         April 1, 1997
                                                        March 31,          through January 26,
                                                  1996            1997            1998
                                                --------        --------   -------------------
Revenues                                        $ 42,538        $ 22,356        $ 25,134
Operating costs and expenses:
    Cost of revenues                              33,973          17,027          19,898
    Selling, general and administrative
        expenses                                   3,082           2,510           1,431
                                                --------        --------        --------
Total operating costs and expenses                37,055          19,537          21,329
                                                --------        --------        --------
Operating income                                   5,483           2,819           3,805

Interest expense                                    (118)              -               -
Other income (expense):
    Excise tax settlement                              -               -            (830)
    Investment income                                 49              77              40
    Other income                                      35               -               -
                                                --------        --------        --------
Income before income taxes                         5,449           2,896           3,015
Provision for income taxes                         2,195           1,168           1,272
                                                --------        --------        --------
Income before extraordinary gain on
    extinguishment of restructured debt            3,254           1,728           1,743

Extraordinary gain on extinguishment of
    restructured debt (net of taxes of $63)           90               -               -
                                                --------        --------        --------
Net income                                         3,344           1,728           1,743
Retained earnings, beginning of period             1,880           5,224           6,952
                                                --------        --------        --------
Retained earnings, end of period                $  5,224        $  6,952        $  8,695
                                                ========        ========        ========

                See accompanying notes to financial statements.

                           Ajax Manufacturing Company

                            Statements of Cash Flows

                                 (in thousands)

                                                                                     Period from
                                                         Years Ended March 31,      April 1, 1997
                                                         ---------------------    through January 26,
                                                           1996        1997             1998
                                                         ---------   ---------    -------------------
Cash flows from operating activities:

Net income                                                $ 3,344    $ 1,728           $ 1,743
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Gain on restuctured debt                             (148)        --                --
        Bad debt provision                                     23          7                25
        Depreciation and amortization                         142        124               133
        Deferred taxes                                         (1)        (7)              (58)
     Change in assets and liabilites:
        Accounts receivable                                  (271)    (1,793)           (3,004)
        Inventory                                           1,524       (174)           (2,429)
        Other receivables                                     (53)        94                --
        Prepaid expenses                                       14        (61)               25
        Accounts payable and accrued expenses              (1,858)     1,043             1,075
        Income taxes payable                                  154       (414)            1,087
                                                          -------    -------           -------
Net cash provided by (used in) operating activities         2,870        547            (1,403)
                                                          -------    -------           -------
Cash flows from investing activities:

(Issuance) repayment of note receivable - related
  parties                                                     464       (300)              (35)
Acquisition of property and equipment                        (139)      (171)             (211)
                                                          -------    -------           -------
Net cash provided by (used in) investing activities           325       (471)             (246)
                                                          -------    -------           -------
Cash flows provided by (used in) financing activities:
     Repayment of restructured debt                          (525)        --                --
     Repayment of loans to related parties                   (294)        --                --
     Borrowings from (payment of) short term debt          (1,406)        --               350
                                                          -------    -------           -------
Net cash provided by (used in) financing activities        (2,225)        --               350
                                                          -------    -------           -------
Net decrease in cash and cash equivalents                     970         76            (1,299)
Cash and cash equivalents, beginning of period                512      1,482             1,558
                                                          -------    -------           -------
Cash and cash equivalents, end of period                  $ 1,482    $ 1,558           $   259
                                                          =======    =======           =======
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
Interest                                                  $   140    $    --           $    --
Income taxes                                                2,003      1,721               298

                See accompanying notes to financial statements.

                           Ajax Manufacturing Company

                          Notes to Financial Statements

      1. Business Description and Sale of Company

      Ajax Manufacturing Company (the "Company") principally manufactures trailer chassis at its Hillsborough, New Jersey facility. The Company also manufactures industrial waste and refuse containers. Certain transactions of the Company were initially executed under the name of an inactive, affiliated corporation controlled by the Ajax Stockholder; related costs were funded by the Company and reflected in the accompanying financial statements.

      On January 27, 1998 the Company's Stockholder executed an agreement to sell the company to an independent third party, Standard Automotive Corporation ("SAC"), for consideration approximating $23,618,000 million. The exact purchase price is subject to adjustment by the parties and will be based on the financial position of Ajax as of the closing date. The financial statements presented do not include purchase accounting adjustments associated with this acquisition.

      In connection with the sale, SAC has executed a lease with the Ajax Stockholder for an initial term of five years with four renewal options totaling twenty years. The annual base rent over the initial term will be $600,000.

      2. Summary of Significant Accounting Policies

      Revenue Recognition

      The Company recognizes revenue when the product is inspected and accepted by its customers or the customers' authorized agent and title has transferred.

      Cash Equivalents

      The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

      Income Taxes

      The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the difference between the financial statement and tax basis of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse.

      Inventory

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                       Years
                                                       -----

     Transportation equipment                          3 - 5
     Leasehold improvements                          10 - 25
     Furniture, fixtures and office equipment          5 - 7
     Machinery and equipment                           5 - 7

      Depreciation on leasehold improvements is recorded over the lesser of the useful lives of the assets or lease term. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The costs the Company will ultimately incur and the value of assets ultimately realized could differ in the near term from the related amounts reflected in the accompanying financial statements.

      Significant accounting estimates include valuation of inventory, useful lives of property and equipment and in the measurement of contingencies.

      Fair Value of Financial Instruments

      Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For cash equivalents, accounts receivable and accounts payable, it is estimated that the carrying amounts approximated fair values for these instruments because of their short-term maturities or payment terms. Amounts due from related parties were repaid at the closing.

      3. Short-Term Borrowings

      In November 1995, the Company entered into a revolving line of credit agreement with a bank (the "Agreement") which permits borrowings up to the lesser of (1) $2,000,000 or (2) the sum of defined account receivables and inventory levels, plus $750,000. Interest on the revolving line of credit was payable monthly at the bank's rate, plus 2%. As of January 26, 1998 there was a balance outstanding of $350,000. Interest expense for the years ended March 31, 1996 and 1997 and the period ending January 26, 1998 totaled $0, $0 and $1,000, respectively.

      The Agreement contained certain restrictions, including prohibitions on additional borrowings or guarantees, the sale of assets and the payment of dividends. The Company was also required to maintain certain financial ratios. As of March 31, 1997 and January 26, 1998, the Company was in compliance with all financial and operating covenants as specified in the Agreement. Substantially all of the assets of the Company were pledged as collateral against outstanding borrowings. This Agreement will be terminated upon completion of the sale of the Company, discussed in Note 1.

      In 1992, the Company and a Creditor commenced negotiations on restructuring the payment terms of a note and on April 19, 1995, a settlement was reached. In return for a full release of the obligation and interests in related collateral, the Company paid $525,000 to the creditor. The balance outstanding at the settlement date was $678,000, including $192,000 of accrued interest. The excess of the carrying value of this contractual obligation over the settlement amount ($90,000 net of a current tax benefit of $16,000 and a deferred tax provision of $79,000) has been recognized as an extraodinary gain for the year ended March 31, 1996. Interest expense for this note totaled $5,000 for the year ended March 31, 1996.

      4. Income Taxes

      The provision (benefit) for income taxes in the statements of income and retained earnings consists of the following components:

                                                                 Period from
                                    Year ended March 31,        April 1, 1997
                                ---------------------------  through January 26,
                                   1996             1997            1998
                                -----------      ----------  -------------------
Current:
    Federal                     $ 1,674,000      $   910,000     $ 1,031,000
    State                           521,000          265,000         300,000
                                -----------      -----------     -----------
Deferred:
    Federal                              --           (6,000)        (46,000)
    State                                --           (1,000)        (13,000)
                                -----------      -----------     -----------
Total provision                 $ 2,195,000      $ 1,168,000     $ 1,272,000
                                ===========      ===========     ===========

      Reconciliation between the Company's effective tax-rate and the U.S. statutory rate is as follows:

                                                     Year ended March 31,     April 1, 1997
                                                    ---------------------  through January 26,
                                                      1996        1997            1998
                                                    ---------  ----------  -------------------
U.S. statutory rate applied to pretax income          34.0%       34.0%            34.0%
State tax provision, net of federal tax benefit        7.0         7.0              7.0
Other                                                 (0.7)       (0.7)             1.0
                                                      ----        ----             ----
Total effective tax rate                              40.3%       40.3%            42.0%
                                                      ====        ====             ====

      5. Related Party Transactions

      Lease Obligations with Stockholder

      The Company leases its manufacturing and office facilities from its sole Stockholder on a monthly basis. Rent expense incurred by the Company is $516,667, $620,000 and $508,000 for the years ended March 31, 1996, 1997 and for the period from April 1, 1997 through January 26, 1998, respectively.

      Selling, General and Administrative Expense

      The Company did not have employment agreements with its President; also the Company's Stockholder and his son, an officer of the Company ("Officer"). The Stockholder's and Officer's compensation varies with the overall performance of the Company and is generally subject to limitations imposed by financial institutions, which have outstanding indebtedness with the Company. Salary and incentives expense for the Company's Stockholder were $1,232,500, $581,947 and $113,846 for the years ended March 31, 1996, 1997 and the period from April 1, 1997 through January 26, 1998, respectively. Salaries and incentives expense for the Officer were, $386,613, $680,546 and $173,231 for the years ended March 31, 1996, 1997 and for the period from April 1, 1997 through January 26, 1998, respectively.

      Guarantees

      Through various guarantees, the Company's Stockholder is contingently liable for repayment of certain indebtedness of the Company. There was no outstanding principal of such borrowings at March 31, 1996 and 1997, the balance outstanding at January 26, 1998 totaled $350,000. There are no direct costs to the Company associated with these guarantees.

      6. Major Customers and Concentrations

      Major Customers

      Listed below are five customers who individually accounted for 10% or more of net sales for the years ended March 31, 1996, 1997 and the period from April 1, 1997 through January 26, 1998.

      Customer                     1996           1997       1998 Period
      --------                     ----           ----       -----------

      A                              33%            57%            59%
      B                              26             33             --
      C                              18             --             --
      D                              10             --             24
      E                              --             --             --
                                   ----           ----           ----
               Total                 87%            90%            83%

      Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues. The Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could have a material adverse effect on operating results.

      Concentrations

      As discussed in Note 1, the Company's manufacturing and refurbishing processes are concentrated in one facility.

      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

      7. Commitments and Contingencies

      Environmental Matters

      The Company is subject to various Federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials. Except as noted below, management believes that the Company is in substantial compliance with current laws and regulations. Accordingly, no reserve has been established for such exposures. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. However, it is possible that additional health related or environmental issues may arise in the future, which the Company cannot predict at present.

      The Company is subject to extensive federal, state and local regulation of environmental matters relating to its operations. The Company and its Stockholder are currently involved in site investigations to ascertain whether any environmental remediation efforts are required and, if necessary, the magnitude and extent of such costs.

      The New Jersey Department of Environmental Protection ("NJDEP"), which administers Title V of the Federal Clean Air Act in New Jersey, requires the Company to obtain an air emission permit which limits the emission levels from certain equipment at the Company's facility of various pollutants, including volatile organic compounds ("VOC") generated by the drying of solvent-based primers and paints. The equipment that requires Title V permitting includes three paint spray booths, three natural gas fired heaters and two shot blaster systems. In March 1997 the NJDEP issued two Notices of Violations to the Company, which asserted that the Company had failed to obtain permits for the shot blasters prior to February 1997 and the heaters for the paint spray booths. The Company submitted permit applications for the heaters in March 1997, which are pending. In May 1997 the NJDEP issued an Administrative Order of Civil Administrative Penalty Assessment ("Order and Notice") assessing the Company a $9,000 penalty for emitting VOCs from the paint spray booths in excess of permissible limits in 1995. In response to the Order and Notice, the Company submitted to the NJDEP an adjudicatory hearing request, which contests the $9,000 assessment.

      In March 1998 the NJDEP issued a Notice of Violation ("NOV") to the Company for emitting VOCs from the paint spray booths in excess of permissible limits in 1996. The NOV directed the Company to achieve compliance by April 1998 and to submit a written report documenting the corrective measures taken to achieve compliance. The Company timely responded, proposing to achieve compliance by use of low VOC, water-base coatings, by re-engineering the facility in order to facilitate use of the water-base coatings, and by installing a fourth spray booth and other equipment, and submitting to NJDEP a new, expanded air emission permit for the facility. The Company has been in active negotiations with NJDEP. As requested by NJDEP, the Company submitted in May 1998 a new air permit application that would allow the Company to install a fourth spray booth and expand permitted emissions from the facility. The application is pending and the Company continues to negotiate with NJDEP to resolve all air emission issues.

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The company has engaged a contractor to perform additional sampling at these locations, the results of which will be forwarded to NJDEP. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary.

      The Company is presently preparing an amendment to its Title V Permit application proposing that the Company and NJDEP enter into an Administrative Consent Order or other form of agreement (a "Compliance Schedule") as to VOC emissions from the three paint spray booths at the facility. The Company plans to propose a timetable by which it will change its primer and topcoat paint formulations from current, solvent based products that generate high amounts of VOC upon drying to water-based and lower-solvent based primers and topcoats, which would generate lower amounts of VOC upon drying. The Company believes that such change is technically feasible and that by making such change, the Company will reduce VOC emissions to levels allowable under the Company's present permits while allowing the Company to produce numbers of completed chassis comparable to those produced in recent years. Water-based primers are currently available. The Company has been advised by paint manufacturers that topcoat paints with progressively lower VOC content are currently being tested and will become available during the next twelve months. The Company believes that these primers and paints are suitable for the purposes of the Company's customers. Use of the new primer and paint products is expected to require certain modifications of the Company's production lines, primarily because water-based primer requires an additionally heated drying environment than solvent-based primer. The Company is preparing its plan for installing such modifications, which will be presented to NJDEP as part of the planned Compliance Schedule proposal. The estimated cost of such modifications and of the equipment required therefor is estimated to be less than $100,000. There is no assurance that NJDEP will grant a Compliance Schedule to the Company, or if granted the Compliance Schedule will not include NJDEP demands for fines, penalties, or other sanctions. If NJDEP does not grant a Compliance Schedule, the Company might need to reduce its output of chassis until lower VOC formulations are utilized.

      The outcome of NJDEP regulatory actions cannot be predicted with certainty. The NJDEP could fine the Company for operating the shot blaster booths without a completed permit until February 1997, for operating the heaters for the paint spray booths without a permit, and/or for emitting more VOCs from the paint spray booths than allowed by its permits. If changing to water-based primers and low-VOC topcoat paints is not acceptable to NJDEP, NJDEP could require the Company to take other steps to comply with NJDEP requirements and the Clean Air Act, including capital improvements to ensure compliance with air quality regulations. Such improvements could include a VOC incinerator and/or other control apparatus, which could cost up to $2,000,000 or more and which could result in increased operating expenses. Failure to comply with NJDEP regulations and directives could result in fines and/or NJDEP orders to curtail or shutdown operations, any or all of which could have a material adverse effect on the Company's business and financial condition. The Company does not have liabilities accrued for fines that may be assessed which respect to its air quality violations or for potential purchases of any capital equipment that may be mandated by the NJDEP or otherwise may be necessary to avoid future violations.

      While it is not feasible to predict the outcome of all these matters, management, based upon all available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

      Disposal Costs

      The Company also engages independent contractors to arrange, at no cost to the Company or the lessor, for the disposal of parts of refurbished chassis and used equipment that are stored at its present location. The Company has not established reserves related to the associated disposal costs of such items (in the event the current leasing arrangement ceases and the Company relocates), since such costs will be the responsibility of its lessor, also the Company's Stockholder.

      Legal

      The Company is either a plaintiff or a defendant in several pending legal matters arising in the normal course of operations. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

      Internal Revenue Service ("IRS") Review

      Revenue derived from sales of the Company's manufactured chassis is subject to Federal excise tax. The Company uses certain estimates and valuation assumptions in calculating excise tax liabilities. In July 1997, the IRS notified Ajax of an assessment totaling $1,722,000, (which includes $287,000 of penalties) for the period from March 1995 through December 1996. In November of 1997 the Company and its outside counsel decided to pursue a settlement agreement and the Company paid approximately $830,000 to settle this matter.