Form 10-Q
period 1998-06-30
STANDARD AUTOMOTIVE CORP
filed 1998-08-14
CIK 1043505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended June 30, 1998

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________________ to _______________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 52-2018607
------------------------------------------  ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

321 Valley Rd., Hillsborough Township, NJ                08876-4056
------------------------------------------  ------------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 12, 1998 the registrant had a total of 3,375,126 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                  June 30, 1998

                                                                            Page
                                                                            ----

Part I Financial Information

      Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 1998 and
            June 30, 1998                                                     3

            Consolidated Statement of Income for the three months
            ended June 30, 1998                                               4

            Consolidated Statement of Cash Flows for the three
            months ended June 30, 1998                                        5

            Notes to Consolidated Financial Statements                        6

      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

Part II Other Information

      Item 5. Subsequent Events                                              11

      Item 6. Exhibits and Reports on Form 8-K                               12

Signatures

                          Part 1. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                                 Balance Sheets

(in thousands, except share data)                                     March 31,   June 30,
                                                                      --------    --------
                                                                        1998        1998
                                                                      --------    --------
Assets

Cash and cash equivalents                                             $  3,357    $  2,009
Accounts receivable, net of allowance for doubtful accounts
    of $30 and $30, respectively                                         4,838       3,068
Inventory                                                                5,399       8,922
Prepaid expenses                                                           515         441
Deferred tax asset                                                         289         357

                                                                      --------    --------
    Total current assets                                                14,398      14,797

Property and equipment, net of accumulated depreciation and
    amortization of $35 and $89                                          1,225       1,933
Intangible assets, net of accumulated amortization of $130 and $320     15,127      15,380
Capitalized acquisition and financing costs                                810         901

                                                                      --------    --------
        Total assets                                                  $ 31,560    $ 33,011
                                                                      ========    ========

Liabilities and Stockholders' Equity

Accounts payable                                                      $  1,146    $  2,699
Accrued expenses                                                           978         758
Income taxes payable                                                       727         272

                                                                      --------    --------
    Total current liabilities                                            2,851       3,729

Note payable                                                             4,000       4,453

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .001 par value 3,000,000 shares authorized,
    1,150,000 issued and outstanding                                         1           1
Common stock, $ .001 par value 10,000,000 shares authorized,
    3,095,000 issued and outstanding                                         3           3
Common stock subscription receivable                                        (2)         (2)
Additional paid-in capital                                              24,548      24,621
Retained earnings                                                          159         206

                                                                      --------    --------
    Total stockholders' equity                                          24,709      24,829

                                                                      --------    --------
        Total liabilities and stockholders' equity                    $ 31,560    $ 33,011
                                                                      ========    ========

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION
                            (and Predecessor Company)

                              Statements of Income
                       For the Three Months Ended June 30,
                 (in thousands, except earnings per share data)

                                                                   1997      1998
                                                                  -------   -------
Revenues                                                          $ 4,875   $ 7,880
Operating costs and expenses:
     Cost of revenues                                               3,787     6,153
     Selling, general and administrative expenses                     317       728
     Amortization of intangible assets                                 --       190

                                                                  -------   -------
Total operating costs and expenses                                  4,104     7,071

                                                                  -------   -------
Operating income                                                      771       809
Interest expense                                                       --       (86)
Other income/(expense)                                                 19       (56)

                                                                  -------   -------
Income before income taxes                                            790       667
Provision for income taxes                                            324       327

                                                                  -------   -------
Net income                                                            466       340
Preferred dividend                                                     --      (293)

                                                                  -------   -------
Net income available to common stockholders                       $   466   $    47
                                                                  =======   =======

Basic and diluted net income per share                            $  0.30   $  0.02
                                                                  =======   =======

Basic and diluted weighted average number of shares outstanding     1,568     3,095

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION
                            (and Predecessor Company)

                            Statements of Cash Flows
                       For the Three Months Ended June 30,
                                 (in thousands)

                                                              1997        1998
                                                            -------     -------
Cash flows from operating activities:
Net income                                                  $   466     $   340
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                            33         244
        Non-cash compensation                                    --          98
        Deferred taxes                                          (82)        (68)
     Change in assets and liabilites:
        Accounts receivable                                   1,616       1,770
        Inventory                                            (1,811)     (3,523)
        Prepaid expenses                                         60          74
        Accounts payable and accrued expenses                  (641)      1,333
        Income taxes payable                                    206        (455)

                                                            -------     -------
Net cash (used in) operating activities                        (153)       (187)
                                                            -------     -------

Cash flows from investing activities:
     Capitalized acquisition costs                               --        (106)
     Repayment of note receivable - related parties              80          --
     Acquisition of property and equipment                      (42)       (761)

                                                            -------     -------
Net cash provided by (used in) investing activities              38        (867)
                                                            -------     -------

Cash flows from financing activities:
     Preferred dividend payment                                  --        (293)

                                                            -------     -------
Net cash (used in) financing activities                          --        (293)
                                                            -------     -------

Net decrease in cash and cash equivalents                      (115)     (1,347)
Cash and cash equivalents, beginning of period                1,558       3,357

                                                            -------     -------
Cash and cash equivalents, end of period                    $ 1,443     $ 2,010
                                                            =======     =======

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
Interest                                                    $    --     $   118
Income taxes                                                     --         850

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

General

         The financial statements as of and for the three months ended June 30, 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the 10-K filed for the fiscal year ended March 31, 1998 and should be read in connection with those financials. The comparative financial statements for the period ended June 30, 1997 pertain to the predecessor company Ajax Manufacturing.

1. Organizational and Business Description

         Standard Automotive Corporation (the "Company") was formed and incorporated in January 1997. The Company's principal activity is the manufacture of trailer chassis for domestic customers, through its wholly owned subsidiary, Ajax Manufacturing Company ("Ajax").


2. Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and Ajax. All inter-company accounts and transactions are eliminated in consolidation.

         Inventory

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market.

3. Long Term Debt and Credit Agreements

         In connection with the acquisition of Ajax, the Company incurred an obligation of approximately $4,000,000 to the Ajax shareholder. The note was secured by the assets of the Company with interest at a rate of 10% per annum. The outstanding principal and accrued interest of $4,453,000 was paid in July 1998 concurrently with the completion of the Company's credit facility.

4. Related Party Transactions

         The Company leases its manufacturing facility from the Ajax shareholder. The lease provides for annual rent of $600,000 per year plus reimbursable expenses, payable monthly, for a five year period with four renewal options totaling twenty years. During the initial term of the lease, the Company also has an option to purchase the leased Ajax facility for $6.5 million.

         At June 30, 1998, the Company had advanced $810,000 to an entity controlled by a stockholder of the Company for costs incurred on potential acquisitions.

5. Commitments and Contingencies

         Environmental Matters

         In March 1998 the NJDEP issued a Notice of Violation ("NOV") to the Company for emitting VOC's from the paint spray booths in excess of permissible limits in 1996. The NOV directed the Company to achieve compliance by April 1998 and to submit a written report documenting the corrective measures taken to achieve compliance. The Company remains in active negotiations with NJDEP regarding the VOC's emitted from its paint spray booths. As requested by NJDEP, the Company submitted in May 1998 a new air permit application that would allow the Company to install a fourth spray booth and expand permitted emissions from the facility. The application is pending and the Company continues to negotiate with NJDEP to resolve all air emission issues.

         In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which are being forwarded to NJDEP. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary.

         While it is not feasible to predict the outcome of all these matters, management, based upon the available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

         Legal

         The Company is either a plaintiff or a defendant in several pending legal matters arising in the normal course of operations. In the opinion of management, the final resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

6. Subsequent Events

         In July 1998, pursuant to the terms of the Stock Purchase Agreement dated February 24, 1998, as amended, the Company completed the acquisition of all of the outstanding capital stock of Barclay Investments, Inc. ("Barclay"). In consideration for such capital stock, the Company issued to the shareholders of Barclay an aggregate of 185,000 shares of the common stock of the Company.

         Simultaneously with the Company's acquisition of Barclay, pursuant to the terms of the Stock Purchase Agreement dated February 13, 1998, as amended, Barclay acquired all of the outstanding capital stock of R&S Truck Body, Inc. (the "R&S Acquisition"). The aggregate consideration paid to the holders of the capital stock of R&S (the "Shareholders") was $13,012,266 in cash and 95,126 shares of the Company's common stock. Also, pending the outcome of certain events which will impact the financial results of R&S as of the closing, the Shareholders may receive additional cash consideration in the amount of approximately $656,000. R&S is in the process of completing construction of its new plant in Ivel, Kentucky, approximately three miles from the current plant in Allen, Kentucky. The estimated total cost of the plant is $7,500,000.

         The 95,126 shares are subject to a put agreement among the Shareholders, Barclay and the Company (the "Put Agreement"). Under the Put Agreement, the Shareholders may sell or "put" the 95,126 shares to Barclay or the Company for an aggregate dollar amount of $1,000,000 during the period commencing on November 30, 1999 and ending December 31, 1999. Concurrently with the R&S Acquisition, the Company also entered into a consulting and non-competition agreement with William Smith, a shareholder of R&S, and employment agreements with several key employees of R&S.

         R&S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R&S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R&S will triple its manufacturing capacity upon completion of its new 145,000 square foot plant in Ivel, Kentucky.

         In connection with the acquisition of Barclay, the Company waived the right to cause Barclay to acquire the capital stock of CPS Trailer Company, Inc. ("CPS"). This decision was made as a result of an accident involving a truck body manufactured by CPS which occurred after the execution of the Purchase Agreement between Barclay and CPS. Nevertheless, as a condition to the acquisition of Barclay, the Company caused Barclay to enter into a 60-day extension with CPS preserving Barclays' right to acquire CPS should it be determined that the potential liability to CPS arising out of the aforementioned incident is not significant or has been settled in a manner which limits the potential liability of Barclay and the Company.

         The source of the funds to finance the R&S Acquisition was a $40,000,000 Revolving Credit and Term Loan Agreement (the "Credit Agreement") which the Company and certain of its subsidiaries (acting as Guarantors) entered into in July 1998 with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions.

         The Credit Agreement provides for Term Loans in the amount of $18,000,000 and a Revolving Loan in the principal amount of $14,000,000 (collectively, the "Loans"). In addition, the amounts available under the Terms Loans and the Revolving Loan will be increased by $7,000,000 and $1,000,000, respectively, if the Company completes the acquisition of CPS. Portions of the Term Loans were used to fund the R&S Acquisition and to retire certain indebtedness of R&S and the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Loan Agreement. The rate of interest for the Loans is currently 8.16%. The principal amount of the Term Loans is payable in full on July 21, 2004. Amounts outstanding under the Revolving Loan are payable in full in July 2001, subject to the Company's request, with the approval of PNC, to extend the due date for a one-year period, for a maximum extension period of three years. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

         In connection with the R&S Acquisition, the Company incurred approximately $3,700,000 in investment banking and finder's fees, and legal and accounting expenses. The Company also incurred approximately $1,700,000 in similar fees and expenses, including bank fees, in connection with the procurement of the financing arrangement with PNC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein. Management's Discussion and Analysis for the three months ended June 30, 1998 include the unaudited consolidated operating results of Standard and Ajax. Since Standard did not have any operating results for the three months ended June 30, 1997 the analysis below only reflects the operating results of Ajax in 1997.

Overview

         Ajax manufactures trailer chassis to customer order and revenues are recognized when the finished product is inspected and accepted by the customer or its agent. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to manufacturing new chassis. To reduce the effect of industry cyclicality on its business, in September 1996 Ajax began to manufacture roll-off refuse containers. Sales of such containers comprised less than 1% of Ajax's sales for the three months ended June 30, 1998 and the company has suspended the manufacture of such containers due to the volume of demand for its primary products.

         Part of the Company's strategy is to grow through expansion of product lines and acquisitions such as the recently completed acquisition of R & S Truck Body Co., Inc. The Company's proposed expansion is expected to place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will be dependent upon its ability to identify appropriate targets for acquisition and raise the necessary financing for acquisitions. Further, the success of the Company's efforts will be dependent upon its ability to market new products, absorb new management and other personnel, and reduce duplicative overhead. The Company has limited experience in effectuating a plan of rapid expansion and in managing a geographically dispersed operation. There can be no assurance that the Company can successfully expand its operations or manage its growth.

Results of Operations

         The following table sets forth, for the period indicated, certain components of the Company's Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net revenues. Results of operations and cash flows for the three months ended June 30, 1997 reflect Ajax while the three months ended June 30, 1998 reflect the consolidated amounts of Standard and its subsidiary Ajax (rounded):

                                                 Three Months Ended June 30,
                                               --------------------------------
                                                    1997             1998
                                               --------------    --------------

Revenues, net                                  $4,875   100.0%   $7,880   100.0%

Cost of revenues                                3,787    77.7     6,153    78.1
Selling, general and administrative               317     6.5       728     9.2

Operating income                                  771    15.8       809    10.3

Income before provision for taxes                 790    16.2       667     8.5
Provision for income taxes                        324     6.6       327     4.1

Net income                                     $  466     9.6%   $  340     4.3%
                                               ======   =====    ======   =====

Comparison of Three Month Periods Ended June 30, 1998 and 1997

         The following discussion provides information regarding the Company's results of operations for the three months ended June 30, 1997 ("1997") and June 30, 1998 ("1998").

         Net Revenues in 1998 were $7,880,000, an increase of 62% from net revenues of $4,875,000 for 1997. The increase in net revenues reflects a shift of the Company's business to the manufacture of new chassis from the remanufacture of used chassis, and a general improvement in the trailer industry. During 1998, sales of new chassis represented 40% of net revenues as compared to 27% in 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in 1998 as compared to 1997. In contrast, sales of remanufactured chassis represented 47% of net revenues in 1998 as compared to 51% in 1997. As the result of certain customers requirements for new chassis, the Company's gross margins declined moderately in 1998. Sales of refuse containers were not material during 1998 and 1997.

         Cost of Revenues increased to $6,153,000 or 78% of net revenues in 1998 from $3,787,000 or 78% of net sales in 1997. Cost of revenues as a percentage of net revenues increased moderately during 1998 as the mix of the Company's business reflected an increase in the sales of new chassis.

         Selling, General & Administrative Expense were $728,000 during 1998, an increase of 130% from the $317,000 during 1997. SG&A expenses increased to 9% of net revenues up from 7% of net revenues during the prior year period. The increase in SG&A during the current quarter was due to expenses related to the new executive office space, officers' salaries, Directors & Officers Insurance, and public relations expense incurred since the public offering.

         Interest Expense was $86,000 during 1998 as compared to $0 during 1997, reflecting non-recurring interest on the note payable to the Ajax shareholder.

Liquidity and Capital Resources

         In January 1998, the Company completed its Initial Public Offering. The Company sold Preferred and Common at a price of $12.00 and $10.00 per share, respectively, for an aggregate offering price of $28,750,000, including exercise of the over-allotment in February 1998, and yielding net proceeds of approximately $23,998,000.

         Of the net proceeds, the Company used $19,618,000 to satisfy a portion of the purchase price due the selling stockholder of Ajax and $347,000 to retire the Company's other debt including accrued interest. The balance was utilized for general working capital purposes and acquisition costs.

         The Company used $187,000 of cash in operating activities during 1998 as compared to $153,000 used in operating activities during 1997. The cash used in operating activities during 1998 reflects primarily an increase in inventory of $3,523,000 which was partially offset by a decrease in accounts receivable of $1,770,000, and an increase in accounts payable and accrued expenses of $1,333,000. The Net cash used in investing activities was $867,000 during 1998 as compared to $38,000 generated by investing activities during the prior year. The cash used in investing activities during 1998 was for the acquisition of property, plant and equipment and additional capitalized acquisition costs. Cash flows used in financing activities during 1998 were for the Preferred Dividend payment.

         The terms on which the Company manufactures chassis provide for payment within 30 days of acceptance and the Company's accounts receivable were collected in an average of less than 30 days.

         Capital expenditures were $761,000 in 1998 as compared to $42,000 for the comparable period in the prior year. Capital expenditures incurred during 1998 were primarily for the initial investment of $290,000 in a new plant to service the Western part of the United States, the purchase and installation of a new computer network system and the refurbishing of the new corporate office facility. The Company anticipates that capital expenditures during Fiscal 1999 will slightly exceed those of the proceeding years as the Company expands its operations. Nevertheless, the Company could require substantial additional capital if it were to expand its product lines by substantially modifying, improving, or modernizing its facility, opening additional facilities or acquiring a new business within the chassis industry or related industries.

         The annual dividend requirement on the Convertible Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Convertible Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Convertible Preferred Stock. In addition, the Company had $4,453,000 in debt outstanding, consisting of the note payable to Ajax shareholder, which bears interest at an assumed rate of 10% and payable monthly. In July 1998, this Note was paid-off in full concurrently with the closing of the Company's credit facility with PNC Bank.

         The Company intends to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for assets.

         At June 30, 1998, the Company had working capital of $11,068,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the IPO.

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

                            Part 2. Other Information

Item 5. Subsequent Events

         In July 1998, pursuant to the terms of the Stock Purchase Agreement dated February 24, 1998, as amended, the Company completed the acquisition of all of the outstanding capital stock of Barclay Investments, Inc. ("Barclay"). In consideration for such capital stock, the Company issued to the shareholders of Barclay an aggregate of 185,000 shares of the common stock of the Company.

         Simultaneously with the Company's acquisition of Barclay, pursuant to the terms of the Stock Purchase Agreement dated February 13, 1998, as amended, Barclay acquired all of the outstanding capital stock of R&S Truck Body, Inc. (the "R&S Acquisition"). The aggregate consideration paid to the holders of the capital stock of R&S (the "Shareholders") was $13,012,266 in cash and 95,126 shares of the Company's common stock. Also, pending the outcome of certain events which will impact the financial results of R&S as of the closing, the Shareholders may receive additional cash consideration in the amount of approximately $656,000. R&S is in the process of completing construction of its new plant in Ivel, Kentucky, approximately three miles from the current plant in Allen, Kentucky. The estimated total cost of the plant is $7,500,000.

         The 95,126 shares are subject to a put agreement among the Shareholders, Barclay and the Company (the "Put Agreement"). Under the Put Agreement, the Shareholders may sell or "put" the 95,126 shares to Barclay or the Company for an aggregate dollar amount of $1,000,000 during the period commencing on November 30, 1999 and ending December 31, 1999. Concurrently with the R&S

Acquisition, the Company also entered into a consulting and non-competition agreement with William Smith, a shareholder of R&S, and employment agreements with several key employees of R&S.

         R&S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R&S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R&S will triple its manufacturing capacity upon completion of its new 145,000 square foot plant in Ivel, Kentucky.

         In connection with the acquisition of Barclay, the Company waived the right to cause Barclay to acquire the capital stock of CPS Trailer Company, Inc. ("CPS"). This decision was made as a result of an accident involving a truck body manufactured by CPS which occurred after the execution of the Purchase Agreement between Barclay and CPS. Nevertheless, as a condition to the acquisition of Barclay, the Company caused Barclay to enter into a 60-day extension with CPS preserving Barclays' right to acquire CPS should it be determined that the potential liability to CPS arising out of the aforementioned incident is not significant or has been settled in a manner which limits the potential liability of Barclay and the Company.

         The source of the funds to finance the R&S Acquisition was a $40,000,000 Revolving Credit and Term Loan Agreement (the "Credit Agreement") which the Company and certain of its subsidiaries (acting as Guarantors) entered into in July 1998 with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions.

         The Credit Agreement provides for Term Loans in the amount of $18,000,000 and a Revolving Loan in the principal amount of $14,000,000 (collectively, the "Loans"). In addition, the amounts available under the Terms Loans and the Revolving Loan will be increased by $7,000,000 and $1,000,000, respectively, if the Company completes the acquisition of CPS. Portions of the Term Loans were used to fund the R&S Acquisition and to retire certain indebtedness of R&S and the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Loan Agreement. The rate of interest for the Loans is currently 8.16%. The principal amount of the Term Loans is payable in full on July 21, 2004. Amounts outstanding under the Revolving Loan are payable in full in July 2001, subject to the Company's request, with the approval of PNC, to extend the due date for a one-year period, for a maximum extension period of three years. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

         In connection with the R&S Acquisition, the Company incurred approximately $3,700,000 in investment banking and finder's fees, and legal and accounting expenses. The Company also incurred approximately $1,700,000 in similar fees and expenses, including bank fees, in connection with the procurement of the financing arrangement with PNC.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27.0     Financial Data Schedule

    (b)  Report on Form 8-K

         Report dated August 5, 1998 with respect to the acquisition of R & S Truck Body Co., Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                                       STANDARD AUTOMOTIVE CORPORATION
                                            -------------------------------
                                                     (Registrant)


August 12, 1998                                    /s/ Steven Merker
                                         ---------------------------------------
                                                       Steven Merker
                                           Chairman and Chief Executive Officer


August 12, 1998                                    /s/ Roy Ceccato
                                         ---------------------------------------
                                                       Roy Ceccato
                                           Director and Chief Financial Officer