Form 10-Q
period 1998-09-30
STANDARD AUTOMOTIVE CORP
filed 1998-11-12
CIK 1043505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

|_| For the second quarter ended September 30, 1998

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  _____________________ to _____________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                52-2018607
-----------------------------------------   -----------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)


321 Valley Rd., Hillsborough Township, NJ                08876-4056
-----------------------------------------   -----------------------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 12, 1998 the registrant had a total of 3,500,124 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                     Index to Quarterly Report on Form 10-Q

                               September 30, 1998

                                                                            Page
                                                                            ----

Part I  Financial Information

   Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets as of March 31, 1998 (audited) and
      September 30, 1998                                                      3

      Consolidated Statement of Income for the three and six months
      ended September 30, 1997 and 1998                                       4

      Consolidated Statement of Changes in Stockholder's Equity               5

      Consolidated Statement of Cash Flows for the six months ended
      September 30, 1997 and 1998                                             6

      Notes to Consolidated Financial Statements                              7

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             11


Part II  Other Information

   Item 5.  Significant Events                                               14

   Item 6.  Exhibits and Reports on Form 8-K                                 15


Signatures                                                                   16

                          Part 1. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                                 Balance Sheets

(in thousands, except share data)                                     March 31,   September 30,
                                                                   -------------  -------------
                                                                       1998           1998
                                                                   -------------  -------------
                                                                     (Audited)     (Unaudited)
Assets

Cash and cash equivalents                                          $       3,357  $       2,841
Accounts receivable, net of allowance for doubtful
    accounts of $30 and $167, respectively                                 4,838          5,189
Inventory                                                                  5,399         12,544
Prepaid expenses                                                             515            542
Deferred tax asset                                                           289            357
                                                                   -------------  -------------
    Total current assets                                                  14,398         21,473

Property and equipment, net of accumulated depreciation
    and amortization of $35 and $250, respectively                         1,225         14,606
Intangible assets, net of accumulated amortization of
    $130 and $575, respectively                                           15,127         31,864
Capitalized acquisition and financing costs                                  810          1,917
                                                                   -------------  -------------
        Total assets                                               $      31,560  $      69,860
                                                                   =============  =============
Liabilities and Stockholders' Equity

Accounts payable                                                   $       1,146  $       6,549
Accrued expenses                                                             978            939
Income taxes payable                                                         727            331
Revolving loan                                                                --          7,824
Other current liabilities                                                     --            818
                                                                   -------------  -------------
    Total current liabilities                                              2,851         16,461

Note payable                                                               4,000         24,375
Other non-current liabilities                                                 --            146
                                                                   -------------  -------------
    Total liabilities                                                      6,851         40,982

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value 3,000,000 shares
    authorized, 1,150,000 issued and outstanding                               1              1
Common stock, $.001 par value 10,000,000 shares authorized,
    3,095,000 and 3,500,124 issued and outstanding                             3              3
Additional paid-in capital                                                24,546         28,281
Retained earnings                                                            159            593
                                                                   -------------  -------------
    Total stockholders' equity                                            24,709         28,878
                                                                   -------------  -------------
        Total liabilities and stockholders' equity                 $      31,560  $      69,860
                                                                   =============  =============

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                              Statements of Income
                For the Three and Six Months Ended September 30,
                 (in thousands, except earnings per share data)
                                   (Unaudited)

                                                   Three months ended    Six months ended
                                                   ------------------   -------------------
                                                    1997       1998       1997       1998
                                                   -------   --------   --------   --------
Revenues                                           $ 6,294   $ 17,245   $ 11,170   $ 25,125
Operating costs and expenses:
     Cost of revenues                                5,092     14,003      8,880     20,156
     Selling, general and administrative expenses      483      1,195        800      1,923
     Amortization of intangible assets                  --        255         --        445
                                                   -------   --------   --------   --------
Total operating costs and expenses                   5,575     15,453      9,680     22,524
                                                   -------   --------   --------   --------
Operating income                                       719      1,792      1,490      2,601
Interest expense                                      (172)      (363)      (172)      (449)
Other income/(expense)                                  13       (162)        32       (218)
Excise tax settlement                                 (829)        --       (829)        --
                                                   -------   --------   --------   --------
Income before income taxes                            (269)     1,267        521      1,934
Provision for income taxes                             (38)       586        286        913
                                                   -------   --------   --------   --------
Net income                                            (231)       681        235      1,021
Preferred dividend                                      --        294         --        587
                                                   -------   --------   --------   --------
Net income available to common stockholders        $  (231)  $    387   $    235   $    434
                                                   =======   ========   ========   ========
Basic and diluted net income per share             $ (0.14)  $   0.12   $   0.15   $   0.14
                                                   =======   ========   ========   ========
Basic and diluted weighted average number
      of shares outstanding                          1,600      3,330      1,600      3,213

                See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                   For the Six Months Ended September 30, 1998
                        Statement of Stockholders' Equity
                                 (in thousands)

                           Preferred                Common                Additional                  Total
                             Shares    Preferred    Shares      Common     Paid In      Retained   Stockholders'
                          Outstanding    Stock    Outstanding    Stock     Capital      Earnings      Equity
                          -----------  ---------  -----------  --------  ------------   --------   ------------
Balance - March 31, 1998        1,150  $       1        3,095  $      3  $     24,546   $    159   $     24,709

Issuance of shares
for acquisitions                   --         --          405        --         3,639         --          3,639

Cost of Initial Public
Offering                           --         --           --        --           (79)        --            (79)

Warrants and Options
Issued                             --         --           --        --           175         --            175

Preferred Stock
Dividend                           --         --           --        --            --       (587)          (587)

Net Income                                                                                 1,021          1,021
                          -----------  ---------  -----------  --------  ------------   --------   ------------
Balance -
September 30, 1998        $     1,150  $       1  $     3,500  $      3  $     28,281   $    593   $     28,878
                          ===========  =========  ===========  ========  ============   ========   ============

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                            Statements of Cash Flows
                     For the Six Months Ended September 30,
                                 (in thousands)

                                                          1997        1998
                                                       ---------   ---------
Cash flows from operating activities:                       (Unaudited)
Net income                                             $     235   $   1,021
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                         66         713
        Non-cash compensation                                 --         175
        Deferred taxes                                      (511)        (68)
     Change in assets and liabilites:
        Accounts receivable                                  851       2,451
        Inventory                                         (2,360)     (2,189)
        Prepaid expenses                                     (17)        (79)
        Accounts payable and accrued expenses               (593)      2,898
        Income taxes payable                                 597        (662)
        Accrued excise tax settlement                        829          --
                                                       ---------   ---------
Net cash provided by (used in) operating activities         (903)      4,260
                                                       ---------   ---------
Cash flows from investing activities:
     Businesses acquired                                      --     (30,683)
     Capitalized acquisition costs                            --         366
     Issuance of note receivable - related party            (261)         --
     Acquisition of property and equipment                  (136)     (2,657)
                                                       ---------   ---------
Net cash provided by (used in) investing activities         (397)    (32,974)
                                                       ---------   ---------
Cash flows from financing activities:
     Proceeds from issuance of Bridge Notes                  325          --
     Proceeds from PNC Bank loans                             --      33,168
     Repayment of PNC Bank loans                              --        (968)
     Prepaid financing costs                                  --      (1,631)
     Repayment of Ajax shareholder note                       --      (4,000)
     Payment of registration costs                            --         (78)
     Cash acquired from acquisitions                          --       2,294
     Preferred dividend payment                               --        (587)
                                                       ---------   ---------
Net cash provided by (used in) financing activities          325      28,198
                                                       ---------   ---------
Net decrease in cash and cash equivalents                   (975)       (516)
Cash and cash equivalents, beginning of period             1,558       3,357
                                                       ---------   ---------
Cash and cash equivalents, end of period               $     583   $   2,841
                                                       =========   =========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                       $      --   $     543
        Income taxes                                         200       1,462
Noncash investing and financing activities
     Capital stock and debt issued for acquisition of
        businesses and assets                                 --       4,144

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

General

      The financial statements as of and for the three and six months ended September 30, 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the 10-K filed for the fiscal year ended March 31, 1998 and should be read in connection with those financials. The comparative financial statements for the period ended September 30, 1997 pertain to sum total of the results of operations for Ajax Manufacturing Company ("Ajax") and Standard Automotive Corporation ("SAC"). SAC did not actually own AJAX until January 1998, therefore AJAX was not consolidated with SAC during this period.

1. Organizational, Business Description and Recent Acquisitions

      Standard Automotive Corporation (the "Company") was formed and incorporated in January 1997. The Company is a specialty manufacturer of trailer chassis for the intermodal shipping industry and both chassis and dump bodies for domestic customers in the construction and agricultural industries, through its wholly owned subsidiaries, Ajax, R/S Truck Body Co., Inc. ("R/S") and CPS Trailer Co., Inc. ("CPS") Hereafter collectively referred to as the Company's subsidiaries.

      In July and September 1998, the Company purchased all the outstanding shares of R/S and CPS, respectively. The acquisitions were accounted for using purchase accounting. The excess of the purchase price over the fair market value of R/S and CPS's net assets at the dates of acquisition totaled approximately $17,368,000. This amount is being amortized on a straight-line basis over a period not to exceed forty years. The Company is in the process of having appraisals and lifing studies performed in order to properly value and amortize the useful lives of the assets acquired. The final allocation of the purchase price of CPS is subject to post closing audit and certain adjustments may be made to the related goodwill resulting from the acquisition. Management does not expect such adjustments to be material to the Company's financial position.

      The following summarized, unaudited pro forma information for the six months ended September 30, 1998 assumes that the acquisitions of R/S and CPS had occurred on April 1, 1998. (in thousands except per share data):

                                                                        Adjust-  As Adjusted
                                           SAC       R/S        CPS      ments     Proforma
                                        --------  --------   --------  --------    --------
Revenues                                $ 25,125  $  7,337   $  8,468  $     --    $ 40,930
Operating income                           2,601       (84)     1,263     1,876       5,656
Net income                              $  1,021  $    (42)  $    779  $    703    $  2,461
                                        ========  ========   ========  ========    ========
Preferred dividend                           587                                        587
Basic and diluted net income per share  $   0.14                                   $   0.54
                                        ========                                   ========
Basic and diluted weighted average
     number of shares outstanding          3,213       280        125                 3,500

      The pro forma operating results reflect estimated adjustments for: elimination of purchase accounting adjustments on the fair value of purchased inventory; six months of amortization expense on intangibles arising from the acquisitions; elimination of certain owner related expenses; six months of interest expense on the acquisition debt; the tax effect of these adjustments and six months of Preferred Stock dividend requirements.

      Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been consummated as of April 1, 1998 or of future results of the combined companies.

      Non - Cash Investing and Financing Activities

      The Company issued 405,124 shares of common stock in connection with the acquisition of all the common stock of R/S on July 21, 1998 and CPS on September 17, 1998. In connection with the acquisition, liabilities were assumed as follows: (in thousands)

                                     R/S               CPS              Total
                                     ---               ---              -----

Fair value of assets acquired      $19,453           $ 8,614           $28,067

Cash paid for stock                (13,012)           (7,410)          (20,422)
                                   -------            ------           -------
Liabilities assumed                $(6,441)          $(1,204)          $(7,645)
                                   =======           =======           =======

2. Long Term Debt and Credit Agreements

      In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund the R/S and CPS Acquisitions and to retire certain indebtedness of R/S, CPS and the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Loan Agreement. The rate of interest for the Loans is currently 7.72%. The principal amount of the Term Loans is payable in full on July 21, 2004. Amounts outstanding under the Revolving Loan are payable in full in July 2001, subject to the Company's request, with the approval of PNC, to extend the due date for a one-year period, for a maximum extension period of three years. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

      At September 30, 1998 the total amount outstanding under the Credit Agreement was $32,199,000.

3. Commitments and Contingencies

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

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which are being forwarded to NJDEP. If the additional sampling proves that additional areas of contamination above NJDEP compliance levels need to be studied, the Company will perform additional investigation as necessary.

      While it is not feasible to predict the outcome of all these matters, management, based upon the available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

4. Significant Events

      In July 1998, pursuant to the terms of the Stock Purchase Agreement dated February 24, 1998, as amended, the Company completed the acquisition of all of the outstanding capital stock of Barclay Investments, Inc. ("Barclay"). In consideration for such capital stock, the Company issued to the shareholders of Barclay an aggregate of 185,000 shares of the common stock of the Company.

      Simultaneously with the Company's acquisition of Barclay, pursuant to the terms of the Stock Purchase Agreement dated February 13, 1998, as amended, Barclay acquired all of the outstanding capital stock of R/S Truck Body, Inc. (the "R/S Acquisition"). The aggregate consideration paid to the holders of the capital stock of R/S (the "Shareholders") was $13,012,266 in cash and 95,124 shares of the Company's common stock. Also, pending the outcome of certain events which will impact the financial results of R/S as of the closing, the Shareholders may receive additional cash consideration in the amount of approximately $657,000. This amount was escrowed at the closing.

      The 95,124 shares are subject to a put agreement among the Shareholders, Barclay and the Company (the "Put Agreement"). Under the Put Agreement, the Shareholders may sell or "put" the 95,124 shares to Barclay or the Company for an aggregate dollar amount of $1,000,000 during the period commencing on November 30, 1999 and ending December 31, 1999. Concurrently with the R/S Acquisition, the Company also entered into a consulting and non-competition agreement with William Smith, a shareholder of R/S, and employment agreements with several key employees of R/S.

      In connection with the R/S Acquisition, the Company incurred $1,200,000 in investment banking and finder's fees, and legal and accounting expenses. The Company also incurred $1,632,000 in similar fees and expenses, including bank fees, in connection with the procurement of the financing arrangement with PNC.

      R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R/S has more than doubled its manufacturing capacity with the completion of its new 140,000 square foot plant in Ivel, Kentucky. The total cost of the plant is $8,100,000.

      In September 1998, pursuant to the terms of an Amended and Restated Stock Purchase Agreement and Agreement and Plan of Merger ("the agreement") dated January 30, 1998, the Company completed the acquisition of all of the outstanding capital stock of CPS Trailer Company, Inc. and its affiliate CPS Enterprises, Inc. (collectively "CPS"; the "CPS Acquisition") The aggregate consideration payable by the Company consists of (i) $7,410,000, plus five sixths (5/6) of the adjusted net income (as defined in the Agreement) of CPS during the period beginning January 1, 1998 and ending September 17, 1998, less any dividends paid during such period, $370,000 was prepaid at the closing; (ii) 125,000 shares of the common stock of the Company and (iii) an earnout of up to $1,000,000 contingent on the performance of CPS during the four year period ending December 31, 2001.

      In connection with the CPS Acquisition, the Company incurred an aggregate of approximately $390,000 in investment banking and finder's fees, and legal and accounting expenses.

      CPS is engaged in the design, manufacture and sale of dump truck trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries.

      The source of the funds to finance the R/S and CPS Acquisitions was a $40,000,000 Credit Agreement which the Company and certain of its Guarantors entered into in July 1998 with PNC, both individually and as agent for other financial institutions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein. Management's Discussion and Analysis for the three and six months ended September 30, 1998 include the unaudited consolidated operating results of Standard and Ajax. The comparative financial statements for the period ended September 30, 1997 pertain to sum total of the results of operations for Ajax and SAC. SAC did not actually own AJAX until January 1998, therefore AJAX was not consolidated with SAC during this period.

Overview

      Ajax manufactures trailer chassis to customer order and revenues are recognized when the finished product is inspected and accepted by the customer or its agent. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to manufacturing new chassis. R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. CPS is engaged in the design, manufacture and sale of dump truck trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries.

      Part of the Company's strategy is to grow through expansion of product lines and acquisitions such as the recently completed acquisitions of R/S Truck Body Co., Inc. and CPS Trailer Company. The Company's proposed expansion is expected to place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will be dependent upon its ability to identify appropriate targets for acquisition and raise the necessary financing for acquisitions. Further, the success of the Company's efforts will be dependent upon its ability to market new products, absorb new management and other personnel, and reduce duplicative overhead. The Company has limited experience in effectuating a plan of rapid expansion and in managing a geographically dispersed operation. There can be no assurance that the Company can successfully expand its operations or manage its growth.

Results of Operations

      The following table sets forth, for the period indicated, certain components of the Company's Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net revenues. Results of operations for the three and six months ended September 30, 1997 reflect Ajax and SAC while the three and six months ended September 30, 1998 reflect the consolidated amounts of SAC, its subsidiaries, Ajax, R/S and CPS from their respective dates of acquisition (rounded):

                             Three Months Ended Septmeber 30,    Six Months Ended Septmeber 30,
                            ----------------------------------  --------------------------------
                                  1997              1998              1997            1998
                            ----------------   ---------------  ---------------  ---------------
Revenues, net               $ 6,294   100.0%   $17,245  100.0%  $11,170  100.0%  $25,125  100.0%

Cost of revenues              5,092    80.9     14,003   81.2     8,880   79.5    20,156   80.2
Selling, general and
  administrative                483     7.7      1,195    6.9       800    7.2     1,923    7.7

Operating income                719    11.4      1,792   10.4     1,490   13.3     2,601   10.4

Income before provision
  for taxes                    (269)   (4.3)     1,267    7.3       521    4.7     1,934    7.7
Provision for income taxes      (38)   (0.6)       586    3.4       286    2.6       913    3.6

Net income                  $  (231)   (3.7)%  $   681    3.9%  $   235    2.1%  $ 1,021    4.1%
                            =======   =====    =======  =====   =======  =====   =======  =====

Comparison of Six Month Periods Ended September 30, 1998 and 1997

      The following discussion provides information regarding the Company's results of operations for the six months ended September 30, 1997 ("1997") and September 30, 1998 ("1998").

      Net Revenues in 1998 were $25,125,000, an increase of 125% from net revenues of $11,170,000 for 1997. The increase in net revenues are due to the acquisitions of R/S and CPS, increased volume of business particularly in the sales of new chassis, as well as a general improvement in the trailer industry. During 1998, sales of new chassis represented 59% of Ajax's net revenues as compared to 37% in 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in 1998 as compared to 1997. In contrast, sales of remanufactured chassis represented 31% of net revenues in 1998 as compared to 50% in 1997. The Company's gross margins were consistent in 1998 and 1997.

      Cost of Revenues increased to $20,156,000 or 80% of net revenues in 1998 from $8,880,000 or 80% of net revenue in 1997. Cost of revenues as a percentage of net revenues remained consistent during 1998 due to the growth in volume which offset the increase in lower margin new chassis sales.

      Selling, General & Administrative Expense were $1,923,000 during 1998, an increase of 140% from the $800,000 during 1997. SG&A expenses increased to 8% of net revenues up from 7% of net revenues during the prior year period. The increase in SG&A during the current quarter was due to expenses related to the new executive office space, officers' salaries, Directors & Officers Insurance, public relations expense incurred since the public offering and additional general and administrative expenses arising from the acquisitions of R/S and CPS.

      Interest Expense was $449,000 during 1998 as compared to $172,000 during 1997. The interest in 1998 pertains to the PNC Bank Credit Agreement and the non-recurring interest on the note payable to the Ajax shareholder. In 1997, all the interest was related to bridge notes provided by outside investors and is non-recurring.

Comparison of Three Month Periods Ended September 30, 1998 and 1997

      The following discussion provides information regarding the Company's results of operations for the three months ended September 30, 1997 ("1997") and September 30, 1998 ("1998").

      Net Revenues in 1998 were $17,245,000, an increase of 173% from net revenues of $6,294,000 for 1997. The increase in net revenues reflects the acquisitions of R/S and CPS, an increase in the Company's sales of new chassis and a general improvement in the trailer industry. During 1998, sales of new chassis represented 70% of Ajax's net revenues as compared to 48% in 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in 1998 as compared to 1997. In contrast, sales of remanufactured chassis represented 20% of net revenues in 1998 as compared to 43% in 1997. The Company's gross margins remained consistent in 1998.

      Cost of Revenues increased to $14,003,000 or 81% of net revenues in 1998 from $5,092,000 or 81% of net revenue in 1997. Cost of revenues as a percentage of net revenues remained consistent during 1998 due to the growth in volume which offset the increase in lower margin new chassis sales.

      Selling, General & Administrative Expense were $1,195,000 during 1998, an increase of 147% from the $483,000 during 1997. SG&A expenses actually decreased to 7% of net revenues down from 8% of net revenues during the prior year period. The dollar value increase in SG&A during the current quarter was due to expenses related to the new executive office space, officers' salaries, Directors & Officers Insurance, public relations expense incurred since the public offering and additional general and administrative expenses arising from the acquisitions of R/S and CPS..

      Interest Expense was $363,000 during 1998 as compared to $172,000 during 1997. The interest in 1998 pertains to the PNC Bank Credit Agreement and the non-recurring interest on the note payable to the Ajax shareholder. In 1997, all the interest was related to bridge notes provided by outside investors and is non-recurring.

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

      The Company generated $4,260,000 of cash in operating activities during 1998 as compared to $903,000 used in operating activities during 1997. The cash generated in operating activities during 1998 reflects primarily a decrease in accounts receivable of $2,451,000, and an increase in accounts payable and accrued expenses of $2,898,000 which was partially offset by an increase in inventory of $2,189,000. The net cash used in investing activities was $32,974,000 during 1998 as compared to $397,000 used in investing activities during the prior year. The cash used in investing activities during 1998 was primarily for the acquisition of R/S and CPS while the balance was used for the acquisition of property, plant and equipment and additional capitalized acquisition costs. The cash generated from finance activities during 1998 was $28,198,000 compared to $325,000 generated by financing activities during the prior year. The cash generated by finance activities was primarily the proceeds from the PNC loan offset by repayment of the Ajax shareholder note, prepaid financing cost, repayment of PNC loan and preferred dividend payments.

      The terms on which the Company sells its products provide for payment within 30 days of acceptance and the Company's accounts receivable were collected in an average of less than 30 days.

      Capital expenditures were $2,657,000 in 1998 as compared to $136,000 for the comparable period in the prior year. Capital expenditures incurred during 1998 were primarily for the initial investment of $873,000 in a new plant to service the Western part of the United States, the purchase and installation of a new computer network system and the refurbishing of the new corporate office facility. The Company anticipates that capital expenditures during the fiscal year ending March 31, 1999 will substantially exceed those of the proceeding years as the Company expands its operations. The Company estimates that total capital expenditures relating to the new Western operation will total approximately $3,000,000. The source of funds for the expansion will be from the Company's internal cash flow and the Credit Agreement. Nevertheless, the Company could require substantial additional capital if it were to expand its product lines by substantially modifying, improving, or modernizing its facility, opening additional facilities or acquiring a new business within the truck or trailer chassis industries.

      The annual dividend requirement on the Convertible Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Convertible Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Convertible Preferred Stock. In addition, the Company had $32,199,000 in debt outstanding, consisting of the notes payable to PNC which currently bears interest at a variable rate on LIBOR and payable monthly.

      The Company intends to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for assets.

      At September 30, 1998, the Company had working capital of $5,012,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the IPO and from the Revolving Loan facility.

Year 2000

      The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company anticipates that it will replace substantial portions of its existing computer software during 1999 as it integrates the operations of its New Jersey facility with those of the businesses acquired. Nevertheless, management intends during 1998 to assess the functionality of all of the Company's computer systems, as well as those of the businesses it acquires to determine which of the Company's systems are susceptible to the year 2000 problem and what corrective measures need to be taken. Subsequent to assessing its own computer inventory the Company will seek to assess the functionality of the systems of its customers and suppliers in an attempt to identify and ward off potential problems.

                            Part 2. Other Information

Item 5. Significant Events

      In July 1998, pursuant to the terms of the Stock Purchase Agreement dated February 24, 1998, as amended, the Company completed the acquisition of all of the outstanding capital stock of Barclay Investments, Inc. ("Barclay"). In consideration for such capital stock, the Company issued to the shareholders of Barclay an aggregate of 185,000 shares of the common stock of the Company.

      Simultaneously with the Company's acquisition of Barclay, pursuant to the terms of the Stock Purchase Agreement dated February 13, 1998, as amended, Barclay acquired all of the outstanding capital stock of R/S Truck Body, Inc. The aggregate consideration paid to the holders of the capital stock of R/S (the "Shareholders") was $13,012,266 in cash and 95,124 shares of the Company's common stock. Also, pending the outcome of certain events which will impact the financial results of R/S as of the closing, the Shareholders may receive additional cash consideration in the amount of approximately $657,000. This amount was escrowed at the closing.

      The 95,124 shares are subject to a put agreement among the Shareholders, Barclay and the Company (the "Put Agreement"). Under the Put Agreement, the Shareholders may sell or "put" the 95,124 shares to Barclay or the Company for an aggregate dollar amount of $1,000,000 during the period commencing on November 30, 1999 and ending December 31, 1999. Concurrently with the R/S Acquisition, the Company also entered into a consulting and non-competition agreement with William Smith, a shareholder of R/S, and employment agreements with several key employees of R/S.

      In connection with the R/S Acquisition, the Company incurred $1,200,000 in investment banking and finder's fees, and legal and accounting expenses. The Company also incurred $1,632,000 in similar fees and expenses, including bank fees, in connection with the procurement of the financing arrangement with PNC.

      R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R/S has more than doubled its manufacturing capacity with the completion of its new 140,000 square foot plant in Ivel, Kentucky. The total cost of the plant is $8,100,000.

      In September 1998, pursuant to the terms of an Amended and Restated Stock Purchase Agreement and Agreement and Plan of Merger ("the agreement") dated January 30, 1998, the Company completed the acquisition of all of the outstanding capital stock of CPS Trailer Company, Inc. and its affiliate CPS Enterprises, Inc. (collectively "CPS"; the "CPS Acquisition") The aggregate consideration payable by the Company consists of (I) $7,410,000, plus five sixths (5/6) of the adjusted net income (as defined in the Agreement) of CPS during the period beginning January 1, 1998 and ending September 17, 1998, less any dividends paid during such period, $370,000 was prepaid at the closing; (ii) 125,000 shares of the common stock of the Company and (iii) an earnout of up to $1,000,000 contingent on the performance of CPS during the four year period ending December 31, 2001.

      In connection with the CPS Acquisition, the Company incurred an aggregate of approximately $390,000 in investment banking and finder's fees, and legal and accounting expenses.

      CPS is engaged in the design, manufacture and sale of dump truck trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries.

      The source of the funds to finance the R/S and CPS Acquisitions was a $40,000,000 Credit Agreement which the Company and certain of its Guarantors entered into in July 1998 with PNC, both individually and as agent for other financial institutions.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

          27.0  Financial Data Schedule

      (b) Report on Form 8-K

          Report dated July 21, 1998, as amended October 5, 1998, with respect to the acquisition of R/S Truck Body Co., Inc.

          Report dated September 18, 1998 with respect to the acquisition of CPS Trailer Co., Inc.

          Report dated September 29, 1998 with respect to the change in auditors.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:                                          STANDARD AUTOMOTIVE CORPORATION
----                                        ------------------------------------
                                                        (Registrant)


November 12, 1998                                     /s/ Steven Merker
                                            ------------------------------------
                                                        Steven Merker
                                            Chairman and Chief Executive Officer


November 12, 1998                                      /s/ Roy Ceccato
                                            ------------------------------------
                                                         Roy Ceccato
                                            Director and Chief Financial Officer