Form 10-Q
period 1998-12-31
STANDARD AUTOMOTIVE CORP
filed 1999-02-12
CIK 1043505

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended December 31, 1998

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ______________________ to ______________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
              ----------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of February 11, 1999 the registrant had a total of 3,500,124 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION
                     Index to Quarterly Report on Form 10-Q
                                December 31, 1998

                                                                            Page
                                                                            ----
Part I Financial Information

      Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 1998
            (audited) and December 31, 1998                                    3

            Consolidated Statement of Income for the three
            and nine months ended December 31, 1997 and 1998                   4

            Consolidated Statement of Cash Flows for the
            nine months ended December 31, 1997 and 1998                       5

            Notes to Consolidated Financial Statements                         6

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              8

Part II Other Information

      Item 5. Significant Events                                              12

      Item 6. Exhibits and Reports on Form 8-K                                12

Signatures                                                                    13

                          Part 1. Financial Information

Item 1.  Financial Statements

               STANDARD AUTOMOTIVE CORPORATION

                 Consolidated Balance Sheets

(in thousands, except share data)                                        March 31,      December 31,
                                                                       -------------  ----------------
                                                                            1998            1998
                                                                       -------------  ----------------
                                                                         (Audited)       (Unaudited)
Assets

Cash and cash equivalents                                                   $ 3,357           $ 2,348
Accounts receivable, net of allowance for doubtful accounts
    of  $30 and $188, respectively                                            4,838             6,098
Inventory                                                                     5,399            14,285
Prepaid expenses                                                                515               795
Deferred tax asset                                                              289               289
                                                                           --------          --------
    Total current assets                                                     14,398            23,815

Property and equipment, net of accumulated depreciation and
    amortization of $35 and $329, respectively                                1,225            15,561
Intangible assets, net of accumulated amortization of $130 and $874          15,127            31,994
Capitalized acquisition and financing costs                                     810             2,635
                                                                           --------          --------
        Total assets                                                       $ 31,560          $ 74,005
                                                                           ========          ========
Liabilities and Stockholders' Equity

Accounts payable                                                            $ 1,146           $ 8,593
Accrued expenses                                                                978             1,521
Income taxes payable                                                            727                28
Revolving loan                                                                   --             8,877
Notes payable, current                                                           --             3,125
Other current liabilities                                                        --             1,263
                                                                           --------          --------
    Total current liabilities                                                 2,851            23,407

Notes payable, non-current                                                    4,000            20,625
Other non-current liabilities                                                    --               144
                                                                           --------          --------
    Total liabilities                                                         6,851            44,176

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .001 par value 3,000,000 shares authorized,
    1,150,000 issued and outstanding                                              1                 1
Common stock, $ .001 par value 10,000,000 shares authorized,
    3,095,000 and 3,500,124 issued and outstanding                                3                 4
Additional paid-in capital                                                   24,546            28,369
Retained earnings                                                               159             1,455
                                                                           --------          --------
    Total stockholders' equity                                               24,709            29,829

                                                                           --------          --------
        Total liabilities and stockholders' equity                         $ 31,560          $ 74,005
                                                                           ========          ========

                 See accompanying notes to financial statements

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                For the Three and Nine Months Ended December 31,
                (in thousands, except net income per share data)
                                   (Unaudited)

                                                      Three months ended            Nine months ended
                                                    ------------------------     -------------------------
                                                      1997          1998            1997          1998
                                                    ----------   -----------     -----------   -----------
Revenues                                              $ 8,680      $ 23,732        $ 19,850      $ 48,857
Operating costs and expenses:
     Cost of revenues                                   6,152        18,577          15,032        38,733
     Selling, general and administrative expenses         475         2,034           1,275         3,957
     Amortization of intangible assets                     --           299              --           744
                                                      -------       -------         -------       -------
Total operating costs and expenses                      6,627        20,910          16,307        43,434
                                                      -------       -------         -------       -------
Operating income                                        2,053         2,822           3,543         5,423
Interest expense                                         (144)         (697)           (316)       (1,146)
Other income/(expense)                                      7          (185)             39          (403)
Excise tax settlement                                      --            --            (829)           --
                                                      -------       -------         -------       -------
Income before income taxes                              1,916         1,940           2,437         3,874
Provision for income taxes                                824           785           1,110         1,698
                                                      -------       -------         -------       -------
Net income before Preferred dividend                    1,092         1,155           1,327         2,176
Preferred dividend                                         --           294              --           880
                                                      -------       -------         -------       -------
Net income available to common stockholders           $ 1,092      $    861        $  1,327      $  1,296
                                                      =======      ========        ========      ========

Basic and diluted net income per share                $  0.68      $   0.25        $   0.83      $   0.39
                                                      =======      ========        ========      ========

Basic and diluted weighted average number
      of shares outstanding                             1,600         3,500           1,600         3,309

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended December 31,
                                 (in thousands)

                                                                                1997        1998
                                                                              --------    --------
                                                                                  (Unaudited)
Cash flows from operating activities:
Net income                                                                    $  1,327    $  2,176
Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
        Interest expense related to settlement of debt                             275          --
        Bad debt provision                                                          25          --
        Depreciation and amortization                                              131       1,258
        Non-cash compensation                                                       --         263
        Deferred taxes                                                             (47)         --
     Change in assets and liabilites:
        Accounts receivable                                                        464       1,542
        Inventory                                                               (4,662)     (4,273)
        Prepaid expenses                                                            (1)       (335)
        Accounts payable and accrued expenses                                      617       5,618
        Income taxes payable                                                       736        (964)
                                                                              --------    --------
Net cash (used in) provided by  operating activities                            (1,135)      5,285
                                                                              --------    --------
Cash flows from investing activities:
     Businesses acquired                                                            --     (30,764)
     Cash acquired from acquisitions                                                --       2,292
     Capitalized acquisition costs                                                  --      (1,919)
     Issuance of note receivable                                                   299          --
     Acquisition of property and equipment                                        (234)     (3,858)
                                                                              --------    --------
Net cash provided by (used in) investing activities                                 65     (34,249)
                                                                              --------    --------
Cash flows from financing activities:
     Proceeds from PNC Bank loans                                                   --      33,877
     Repayment of PNC Bank loans                                                    --      (1,250)
     Prepaid financing costs                                                        --         208
     Repayment of Ajax shareholder note                                             --      (4,000)
     Preferred dividend payment                                                     --        (880)
                                                                              --------    --------
Net cash provided by (used in) financing activities                                 --      27,955
                                                                              --------    --------

Net decrease in cash and cash equivalents                                       (1,070)     (1,009)
Cash and cash equivalents, beginning of period                                   1,558       3,357
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $    488    $  2,348
                                                                              ========    ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest                                                              $     --    $  1,244
        Income taxes                                                               415       2,372
Noncash investing and financing activities
     Capital stock and debt issued for acquisition of businesses and assets         --       4,144

                 See accompanying notes to financial statements.

                         STANDARD AUTOMOTIVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

      The consolidated financial statements as of and for the three and nine months ended December 31, 1998 are unaudited; however in the opinion of management all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the 10-K filed for the fiscal year ended March 31, 1998 and should be read in connection with those financials. The comparative financial statements for the period ended December 31, 1997 pertain to the sum total of the results of operations for Ajax Manufacturing Company ("Ajax") and Standard Automotive Corporation ("SAC"). SAC did not own Ajax until January 1998, therefore Ajax was not consolidated with SAC during this period.

1. Organizational, Business Description and Recent Acquisitions

      Standard Automotive Corporation (the "Company") was formed and incorporated in January 1997. The Company is a specialty manufacturer of trailer chassis for the intermodal shipping industry and both chassis and dump bodies for domestic customers in the construction and agricultural industries, through its wholly owned subsidiaries, Ajax, R/S Truck Body Co., Inc. ("R/S") and CPS Trailer Co., Inc. ("CPS"), hereafter collectively referred to as the Company's subsidiaries.

      In July and September 1998, the Company purchased all the outstanding shares of R/S and CPS, respectively. The acquisitions were accounted for using purchase accounting. The excess of the purchase price over the fair market value of R/S's and CPS's net assets at the dates of acquisition totaled approximately $17,586,000. This amount is being amortized on a straight-line basis over a period not to exceed forty years. The Company is in the process of having appraisals and lifing studies performed in order to properly value and amortize the useful lives of the assets acquired. The final allocation of the purchase price of CPS is subject to a post closing audit and certain adjustments may be made to the related goodwill resulting from the acquisition. Management does not expect such adjustments to be material to the Company's financial position.

2. Long Term Debt and Credit Agreements

      In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement provides for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund the R/S and CPS Acquisitions and to retire certain indebtedness of R/S, CPS and the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Agreement. The rate of interest for the Loans is currently 8.13%. The principal amount of the Term Loan is payable quarterly in gradually increasing amounts through July 2004. Amounts outstanding under the Revolving Loan are payable in full in July 2001, subject to the Company's request, with the approval of PNC, to extend the due date for a one-year period, for a maximum extension period of three years. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

      At December 31, 1998 the total amount outstanding under the Credit Agreement was $32,627,000.

3. Commitments and Contingencies

      Environmental Matters

      In March 1998 the NJDEP issued a Notice of Violation ("NOV") to the Company for emitting VOC's from paint spray booths at the Ajax facility in excess of permissible limits in 1996. The NOV directed the Company to achieve compliance by April 1998 and to submit a written report documenting the corrective measures taken to achieve compliance. The Company remains in active negotiations with NJDEP regarding the VOC's emitted from its paint spray booths. As requested by NJDEP, the Company submitted in May 1998 a new air permit application that would allow the Company to significantly expand permitted emissions from the facility. The application is pending and the Company continues to negotiate with NJDEP to resolve all air emission issues.

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the Company to perform soil and sediment sampling at various locations at the Ajax facility. The sampling results were within NJDEP compliance limits with the exception of results for Ajax certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which are being forwarded to NJDEP. If the additional sampling proves that additional areas of contamination above NJDEP compliance levels need to be studied, the Company will perform additional investigation as necessary.

      The Company is presently negotiating a draft Stipulation of Settlement with NJDEP by which the Company, without admission of liability, would pay NJDEP $234,000 over the next three years. In exchange, NJDEP proposes to (i) settle all alleged Company emission exceedences of VOC's from 1992 through the first quarter 1999; and (ii) grant the Company a new air permit that would increase the Company's permitted VOC emissions, to 51.5 tons per year, without requiring that the Company install incineration or other VOC controls. The Company and NJDEP are discussing detailed aspects of the settlement, which discussions are expected to be completed shortly. The Company has accrued the proposed settlement amount of $234,000 in the current quarter.

      While it is not feasible to predict the outcome of all these matters, management, based upon the available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

4. Significant Events

      In March 1999, the Company will begin initial production of trailer chassis to service its West Coast customers at its manufacturing facility in San Luis Rio Colorado, Sonora, Mexico which is 24 miles south of Yuma, Arizona. The facility is a brand new 65,000 square foot concrete block building on 4.4 acres with total annual rent expense of $289,000. The Company has also purchased 7.8 acres directly adjacent to the facility for future expansion. Total investment in the Mexican facility is expected to be under $5,000,000.

5. Subsequent Events

      In January 1999, the Company entered into an agreement (the "Asset Purchase Agreement") to acquire substantially all of the assets of Al-Jon, Inc. ("Al-Jon"), subject to certain Al-Jon's liabilities. The Company anticipates closing the transaction within 30 days.

      The Asset Purchase Agreement provides for a purchase price of $10 million, less Al-Jon's debt of approximately $4,600,000, with payment terms of $9,000,000 in cash and $1,000,000 in Common Stock of the Company. Further, the Asset Purchase Agreement provides for the payment of additional compensation to Al-Jon contingent upon the performance of the business through calendar year 2003. The Company, at the closing, will enter into employment agreements with certain key employees of Al-Jon, including its President.

      Headquartered in Ottumwa, Iowa, Al-Jon manufactures car crushing and metal baling equipment, and specialized heavy-duty tractors used to compact waste in municipal landfills. Al-Jon operates a manufacturing facility with a total of approximately 125,000 square feet of manufacturing, warehousing and office space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein. Management's Discussion and Analysis for the three and nine months ended December 31, 1998 include the unaudited consolidated operating results of SAC, Ajax, R/S and CPS. The comparative financial statements for the period ended December 31, 1997 pertain to the sum total of the results of operations for Ajax and SAC. SAC did not own Ajax until January 1998, therefore Ajax was not consolidated with SAC during this period.

Overview

      The Company manufactures trailer chassis to customer order and revenues are recognized when the finished product is inspected and accepted by the customer or its agent and title has transferred. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to manufacturing new chassis. R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. CPS is engaged in the design, manufacture and sale of dump trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries.

      Part of the Company's strategy is to grow through expansion of product lines and acquisitions such as the recently completed acquisitions of R/S and CPS. The Company's proposed expansion may place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will be dependent upon its ability to identify appropriate targets for acquisition and raise the necessary financing for acquisitions. Further, the success of the Company's efforts will be dependent upon its ability to market new products, absorb new management and other personnel, reduce duplicative overhead and in managing geographically dispersed operations. There can be no assurance that the Company can successfully expand its operations or manage its growth.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of the Company's Consolidated Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net revenues. Results of operations for the three and nine months ended December 31, 1997 reflect Ajax and SAC while the three and nine months ended December 31, 1998 reflect the consolidated amounts of SAC, its subsidiaries, Ajax, R/S and CPS from their respective dates of acquisition (rounded):

                                    Three Months Ended December 31,               Nine Months Ended December 31,
                             ------------------------------------------  ----------------------------------------------
                                      1997                  1998                   1997                   1998
                             -------------------- ---------------------  ---------------------- -----------------------
Revenues, net                 $ 8,680     100.0%    $ 23,732    100.0%     $ 19,850     100.0%    $ 48,857     100.0%

Cost of revenues                6,152      70.9       18,577     78.3        15,032      75.7       38,733      79.3
Selling, general and
     administrative               475       5.5        2,034      8.6         1,275       6.4        3,957       8.1

Operating income                2,053      23.7        2,822     11.9         3,543      17.8        5,423      11.1

Income before provision
      for taxes                 1,916      22.1        1,940      8.2         2,437      12.3        3,874       7.9
Provision for income taxes        824       9.5          785      3.3         1,110       5.6        1,698       3.5

Net income before
     Preferred dividend       $ 1,092      12.6%     $ 1,155      4.9%      $ 1,327       6.7%     $ 2,176       4.5%
                              =================      ================       =================      =================

Comparison of Nine Month Periods Ended December 31, 1998 and 1997

      The following discussion provides information regarding the Company's results of operations for the nine months ended December 31, 1997 ("1997") and December 31, 1998 ("1998").

      Net Revenues in 1998 were $48,857,000, an increase of 146% from net revenues of $19,850,000 for 1997. The increase in net revenues is due to the acquisitions of R/S and CPS, increased volume of business particularly in the sales of new chassis, as well as a general improvement in the trailer industry. During 1998, sales of new chassis represented 73% of Ajax's net revenues as compared to 43% in 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in 1998 as compared to 1997. In contrast, sales of remanufactured chassis represented 18% of Ajax's net revenues in 1998 as compared to 44% in 1997. The Company's gross margin declined in 1998 from 1997 due to the increase in trailer chassis revenue being generated solely by new chassis sales.

      Cost of Revenues increased to $38,733,000 or 79% of net revenues in 1998 from $15,032,000 or 76% of net revenue in 1997. Cost of revenues as a percentage of net revenues increased during 1998 due to the growth in volume of lower margin new chassis sales.

      Selling, General & Administrative Expenses were $3,957,000 during 1998, an increase of 210% from the $1,275,000 during 1997. SG&A expenses increased to 8% of net revenues up from 6% of net revenues during the prior year period. The increase in SG&A during the 1998 was primarily due to additional general and administrative expenses arising from the operations of R/S and CPS which totaled $1,464,000. Additional expenses related to an increase in selling efforts, information technology systems and general corporate overhead including officers' salaries incurred subsequent to the initial public offering.

      Interest Expense was $1,146,000 during 1998 as compared to $316,000 during 1997. The interest in 1998 pertains to the PNC Credit Agreement and the non-recurring interest on the note payable to the Ajax shareholder. In 1997, all the interest was related to bridge notes provided by outside investors and is non-recurring.

Comparison of Three Month Periods Ended December 31, 1998 and 1997

      The following discussion provides information regarding the Company's results of operations for the three months ended December 31, 1997 ("1997") and December 31, 1998 ("1998").

      Net Revenues in 1998 were $23,732,000, an increase of 173% from net revenues of $8,680,000 for 1997. The increase in net revenues reflects the acquisitions of R/S and CPS, an increase in the Company's sales of new chassis and a general improvement in the trailer industry. During 1998, sales of new chassis represented 94% of Ajax's net revenues as compared to 48% in 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in 1998 as compared to 1997. In contrast, sales of remanufactured chassis were negligible in 1998 as compared to 41% in 1997. The Company's gross margin declined in 1998 from 1997 due to the increase in trailer chassis revenue being generated solely by new chassis sales.

      Cost of Revenues increased to $18,577,000 or 78% of net revenues in 1998 from $6,152,000 or 71% of net revenue in 1997. Cost of revenues as a percentage of net revenues increased during 1998 due to the growth in volume of lower margin new chassis sales.

      Selling, General & Administrative Expenses were $2,034,000 during 1998, an increase of 328% from the $475,000 during 1997. SG&A expenses increased to 9% of net revenues from 6% of net revenues during the prior year period. The increase in SG&A during the current quarter was primarily due to additional general and administrative expenses arising from the operations of R/S and CPS which totaled $899,000. Additional expenses related to an increase in selling efforts, information technology systems and general corporate overhead including officers' salaries incurred subsequent to the initial public offering.

      Interest Expense was $697,000 during 1998 as compared to $144,000 during 1997. The interest in 1998 pertains to the PNC Credit Agreement and the non-recurring interest on the note payable to the Ajax shareholder. In 1997, all the interest was related to bridge notes provided by outside investors and is non-recurring.

Liquidity and Capital Resources

      In January 1998, the Company completed its Initial Public Offering ("IPO"). The Company sold Preferred and Common Stock at a price of $12.00 and $10.00 per share, respectively, for an aggregate offering price of $28,750,000, including exercise of the over-allotment in February 1998, and yielding net proceeds of approximately $23,998,000.

      Of the net proceeds, the Company used $19,618,000 to satisfy a portion of the purchase price due the selling stockholder of Ajax and $347,000 to retire the Company's other debt including accrued interest. The balance was utilized for general working capital purposes and acquisition costs.

      The Company generated $5,285,000 of cash in operating activities during 1998 as compared to $1,135,000 used in operating activities during 1997. The cash generated in operating activities during 1998 reflects primarily a decrease in accounts receivable of $1,542,000, and an increase in accounts payable and accrued expenses of $5,384,000 which was partially offset by an increase in inventory of $4,273,000. The net cash used in investing activities was $34,249,000 during 1998 as compared to $65,000 generated by investing activities during the prior year. The cash used in investing activities during 1998 was primarily for the acquisition of R/S and CPS while the balance was used for the acquisition of property, plant and equipment and additional capitalized acquisition costs. The cash generated from finance activities during 1998 was $27,955,000 compared to $0 generated by financing activities during the prior year. The cash generated by finance activities was primarily the proceeds from the PNC Loans offset by repayment of the Ajax shareholder note, prepaid financing cost, repayment of PNC Loans and preferred dividend payments. The Company made scheduled principal payments of $1,250,000 during 1998 which reduced the initial term loan of $25,000,000 to $23,750,000 at December 31, 1998.

      The terms on which the Company sells its products vary by individual company but generally provide for payment within 30 days of acceptance. The Company's accounts receivable was collected in an average of less than 35 days.

      Capital expenditures were $3,858,000 in 1998 as compared to $234,000 for the comparable period in the prior year. Capital expenditures incurred during 1998 were primarily for the initial investment of $1,978,000 in a new plant in Mexico to service the Western part of the United States, the purchase and installation of a new computer network system and the refurbishing of the new corporate office facility. The Company anticipates that capital expenditures during the fiscal year ending March 31, 1999 will substantially exceed those of the proceeding years as the Company expands its operations. The Company estimates that capital expenditures relating to the Mexican operation will total approximately $5,000,000. The source of funds for the expansion will be from the Company's internal cash flow and the PNC Credit Agreement. Nevertheless, the Company could require substantial additional capital if it were to expand its product lines by substantially modifying, improving, or modernizing its facility, opening additional facilities or acquiring new business.

      The annual dividend requirement on the Convertible Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Convertible Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Convertible Preferred Stock. In addition, the Company has $32,627,000 in debt outstanding, consisting of the notes payable to PNC which currently bears interest at a variable rate on LIBOR and payable monthly.

      The Company anticipates that it will finance the Al-Jon acquisition through an increase in its borrowing facility with PNC, both individually and as agent for a consortium of lenders.

      In connection with the Al-Jon Acquisition, the Company will incur approximately $650,000 in banking and finders fees, and legal, accounting and miscellaneous expenses.

      The Company intends to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for assets.

      At December 31, 1998, the Company had working capital of $421,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the IPO and from the Revolving Loan facility.

Year 2000

      The Company is aware of the uncertainty surrounding the ability of computer systems to function properly with the coming of the year 2000 and related issues. The Company anticipates that it will replace substantial portions of its existing computer software during 1999 as it integrates the operations of its New Jersey facility with those of the businesses acquired in Kentucky, Missouri and Mexico. The Kentucky and Missouri systems are not yet Y2K compliant. Therefore , the Company will be upgrading these systems at a cost of $200,000 approximately. Nevertheless, management intends to continue during 1999 to assess the functionality of all of the Company's computer systems, as well as those of the businesses it acquires to determine which of the Company's systems are susceptible to the year 2000 problem and what corrective measures need to be taken. Subsequent to assessing its own computer inventory the Company will seek to assess the functionality of the systems of its customers and suppliers in an attempt to identify and ward off potential problems.

Forward-Looking Statements

      The foregoing discussion of the Company's Financial Condition and Results of Operations, and other portions of this Report contain forward-looking statements including, but not limited to, statements regarding the Company's future financial condition, results of operations, growth strategies, product development and sales. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the competitive conditions in the markets for the Company's products, the Company's ability to identify and acquire suitable acquisition candidates, the Company's ability to consolidate the operations of those companies it acquires and the rate of growth of the industries, such as the construction and transportation industries, to which the Company markets its products.

                            Part 2. Other Information

Item 5. Significant Events

      In January 1999, the Company entered into an agreement (the "Asset Purchase Agreement") to acquire substantially all of the assets of Al-Jon, Inc. ("Al-John"), subject to Al-Jon's liabilities. The Company anticipates closing the transaction within 30 days.

      The Asset Purchase Agreement provides for a purchase price of $10 million, less Al-Jon's debt of approximately $4,600,000, with payment terms of $9,000,000 in cash and $1,000,000 in Common Stock of the Company. Further, the Asset Purchase Agreement provides for the payment of additional compensation to Al-Jon contingent upon the performance of the business through calendar year 2003. The Company, at the closing, will enter into employment agreements with certain key employees of Al-Jon, including its President, Kendig Kneen.

      Headquartered in Ottumwa, Iowa, Al-Jon manufactures car crushing and metal baling equipment, and specialized heavy-duty tractors used to compact waste in municipal landfills. Al-Jon operates a manufacturing facility with a total of approximately 125,000 square feet of manufacturing, warehousing and office space.

      The Company anticipates that it will finance the Al-Jon acquisition through an increase in its borrowing facility with PNC Bank, National Association, both individually and as agent for a consortium of lenders.

      In connection with the Al-Jon Acquisition, the Company will incur approximately $650,000 in banking and finders fees, and legal, accounting and miscellaneous expenses.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

      2.1 Asset Purchase Agreement by and among SAC and Al-jon, Kendig Kneen and Timothy Kneen dated January 15, 1999.

      27.0  Financial Data Schedule


(b) Report on Form 8-K

      Report dated September 18, 1998, as amended, November 30, 1998, with respect to the acquisition of CPS Trailer Co., Inc.

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


Date:                                      STANDARD AUTOMOTIVE CORPORATION
                                           -------------------------------
                                                  (Registrant)


February 11, 1999                                /s/ Steven Merker
                                        --------------------------------------
                                                     Steven Merker
                                         Chairman and Chief Executive Officer


February 11, 1999                                /s/ Roy Ceccato
                                      ---------------------------------------
                                                     Roy Ceccato
                                        Director and Chief Financial Officer