Form 10-K
period 1999-03-31
STANDARD AUTOMOTIVE CORP
filed 1999-06-29
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ to__________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            52-2018607
                  --------                            ----------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

     321 Valley Road, Hillsborough, NJ                08876-4056
     ---------------------------------                ----------
  (Address of principal executive offices)            (Zip Code)

               (908) 874-7778                            3715
               --------------                            ----
      (Registrant's telephone number)       (Primary Standard Industrial Code)

                                 Not applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

      Title of each Class              Name of each Exchange on which Registered
      -------------------              -----------------------------------------
      Common Stock                     American Stock Exchange
      8 1/2% Senior Convertible
      Redeemable Preferred Stock       American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment of this Form 10-K. |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 25, 1999 was $34,610,000 based upon a last sale price of $15.875.

      As of June 25, 1999, the registrant had a total of 3,680,124 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Year Fiscal Ended March 31, 1999

                             Form 10-K Annual Report

                                      Index

                                                                            Page
                                                                            ----
Part I

    Item 1.   Business                                                         3

    Item 2.   Properties                                                       8

    Item 3.   Legal Proceedings                                                9

    Item 4.   Submission of Matters to a Vote of Security Holders              9

Part II

    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                             10

    Item 6.   Selected Financial Data                                         10

    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

    Item 7A.  Quantitative and Qualitative Disclosures about Market Risk      16

    Item 8.   Financial Statements and Supplementary Data                     16

    Item 9.   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                             16

Part III

    Item 10.   Directors and Executive Officers of the Registrant             17

    Item 11.   Executive Compensation                                         18

    Item 12.   Security Ownership of Certain Beneficial Owners and
               Management                                                     23

    Item 13.   Certain Relationships and Related Transactions                 23

Part IV

    Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    28

                                     PART I

Item 1. Business

      Standard Automotive Corporation (the "Company") designs, manufactures and distributes trailer chassis for use in the transport of shipping containers and a broad line of highly specialized customized dump truck trailers, dump bodies and related products. The Company commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company ("Ajax") and substantially expanded its operations with the acquisitions of R&S Truck Body Co. ("R&S") and CPS Trailer Co. ("CPS") in July and September 1998. To further expand its business by reaching potential customers on the West Coast in April 1999 the Company commenced production at a new manufacturing facility in Sonora, Mexico, established to produce trailer chassis identical to those produced at its New Jersey facility.

      The Company's business strategy is to grow through the acquisitions of companies that manufacture complementary products and by diversifying the product lines of the businesses acquired. The Company's most recent acquisition (the "Ranor Acquisition") completed in June 1999, was of substantially all of the assets of Ranor, Inc. ("Ranor") a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid for Ranor was $28,800,000, subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. In connection with the acquisition the Company increased its existing credit facility by $30,000,000 of which $25,000,000 was drawn down to consummate the acquisition.

      The Company is continuing to seek out attractive acquisition candidates. Depending upon the opportunities available, the Company will seek additional debt or equity to finance the cost of future acquisitions and the expansion of its business.

Product Lines

      As a result of the acquisitions of Ajax, R&S and CPS, the Company now offers a broad line of transportation equipment and related products. Moreover, because of the strong relationships between management of the businesses acquired and their customers, many of the Company's products have been customized to fit customer needs. The Company's current line of transportation equipment includes:

      o Container Chassis - A container chassis is a trailer chassis attached to a truck cab to transport international shipping containers. The Company manufactures new chassis and remanufactures used chassis at its Ajax and Mexican facilities.

      o New Container Chassis. New chassis are manufactured from raw materials, primarily steel, and fabricated purchased parts to customer order, and in accordance with the International Standards Organization ("ISO") specifications or such other specifications as the customer may require.

      o Remanufactured Container Chassis. The Company remanufactures to customer order and ISO specifications chassis originally built by the Company and other manufacturers. The Company remanufactures a used chassis by removing all of its components, except the axles which are refurbished, and replacing the discarded components with new components. In periods of high demand, customers tend to purchase new chassis because their existing chassis are in use ("on hire") and cannot be decommissioned for remanufacture. When demand eases, customers are able to remove chassis from service for remanufacturing to prepare for renewed demand.

      o Chassis Kits/Chassis Parts. Include front assemblies ("goosenecks"), slider assemblies and rear bolster sets. Sales of chassis parts and sub-assemblies have historically been small. However, the Company's sales of such products have increased as the number of chassis in service has grown.

      o Dump Trailers. These are used to haul bulk products such as refuse, scrap, demolition by-products, rocks, gravel, sand and agricultural commodities. The Company, through its R&S and CPS acquisitions, produce a variety of specialized dump truck trailers and dump bodies to meet the needs of its customers. These include:

      o Bottom Dump Trailer. The bottom dump trailer was introduced approximately 15 years ago and is marketed primarily in the Western United States. This trailer is constructed of steel and used to haul a variety of products and can be built to customer specifications based on a variety of standard options. Over the past 10 years, the Company has offered varying lengths of bottom dumps from 20' to 43' to accommodate the different regulations throughout the United States. Recent changes to the bottom dump trailer include anti-lock brakes and rear underside protection. The life expectancy of a bottom dump trailer is approximately fifteen years.

      o Half Round End Dump Trailer. The half-round end dump is the newest addition to the Company's steel trailer product lines. This trailer was designed primarily for heavy use in large aggregate hauling, demolition, and construction applications. The trailer has a hydraulic cylinder which allows the trailer bed to be raised to a 45-degree angle for end dumping, and is available in lengths ranging from 24' to 39'. The body of the half round is made of super tough AR-400 steel. Since the introduction of the half round in March 1998, demand for the trailer has steadily increased.

      o Grain Hopper Trailer. The Company began manufacturing the grain hopper trailer in 1982. This trailer is used to haul grain. The availability of increased side heights has made this trailer attractive to growers of larger volume, lighter commodities, such as peanuts. During the past 10 years the Company has added a sloped end version with a more aerodynamic shape which has increased the grain hopper's marketability. The trailer has two manually operated bottom dump doors and is designed to withstand rough terrain without breakage. The grain hopper is constructed of steel and is available in lengths ranging from 20' to 48'.

      o Walking Floor Van Trailer. The walking floor van trailer is an innovative trailer that incorporates maximum strength with the versatility to unload virtually anything. The combination of heavy-duty steel construction and the live floor permits a more effective use of higher load capacity. The trailer has many applications, and is frequently used in the waste industry. The live floor is hydraulically driven and allows for the proper distribution of the load.

      o Dump Trailers, Steel and Aluminum. These units pulled by a truck cab are capable of lifting their load and discharging it from the rear. Steel is used when abrasion and dent resistance is important. Aluminum reduces the overall weight of a unit and allows for increased payload of less abrasive material. Dump trailers come in many sizes ranging from 19' to 40' in length. Trailers have a suspension system separate and distinct form that of the truck cab. The larger sizes and separate suspensions allow for bigger payloads compared with a truck equipped with a dump body.

      o Dump Truck Bodies, Steel and Aluminum. These bodies are offered in lengths ranging from eight feet to twenty-six feet. Steel has been the traditional fabrication material, offering resistance to abrasion and denting. Every material used in the mining or construction industries can be hauled in a steel body. Configuration of the body is limited solely by the imagination and structural ability of the design. Aluminum bodies are ideal for less abrasive materials. They are lighter weight and allow for greater payloads of material such as gravel and asphalt.

      o Platform Bodies, Steel and Aluminum. Platform bodies are designed as either dump type or stationary, driven by customer needs. A Platform Body, as the name implies, is simply a flat surfaced bed, mounted on a truck chassis to haul material of many shapes and sizes. Construction materials including lumber, blocks and brick are hauled on platforms. These are also built using either aluminum or steel.

      o OEM and Manufactured Replacement Parts. Service parts are available through a full service Parts Department. All parts used in the manufacture process are available. Parts known as original equipment manufacture are supplied by outside vendors and sold through our parts department. We also supply small parts for several manufacturing facilities.

      o Suspensions for Truck and Trailers. Suspensions air and spring, are supplied by our Page Suspension Division through R&S. Suspensions are the weight-carrying unit mounted under either a truck or trailer. These units provide lift, either through spring action or air pressure contained in an air bag. There are many configurations used in the industry and most are available through our Page Suspension Division. These units are built in house and sold as complete units, installed or shipped to other locations as required by the customer.

      o Utility Bodies. Utility bodies are typically used as service trucks. These bodies have several compartments allowing for tool and parts storage. Most utility companies have a large fleet of this type of truck. We provide both manufactured and purchased for re-sale units to service this market. Re-sale units are known as distributor products. We also offer full installation of these units.

      o Small Cranes. These are units re-distributed and installed by us. Small cranes are used to service heavy truck fleets in the field. Many replacement parts are very heavy. These cranes are typically mounted on a service truck to lift parts into position for mounting.

      o New Products. In the summer of 1999, CPS Trailer Co. expects to unveil the newest addition to the Company's steel trailer product lines. The CPS Ultralight will utilize many of the components of the half round end dump yet weigh much less. The Ultralight is designed for small aggregate hauling such as sand and gravel and will be available in lengths varying from 24' to 39'. The Company expects the product will be well received because it was designed to meet the demands of many CPS customers.

      In response to customer demands and the changing regulatory environment, the Company constantly seeks to refine its product groups to meet the demands of the marketplace. The Company considers the engineering expertise and experience of its management, as well as the skill of its work force, a key competitive advantage. The individuals who formerly owned or managed the businesses which the Company has acquired have extensive in-depth knowledge of their customer needs enabling them to design and manufacture customized products.

Revenues by Product

      Set forth below are the product group sales by percentage of the entities acquired by the Company among Chassis, Dump Bodies, Dump Trailers and Others for the last 5 years. The Company acquired Ajax in January 1998, R&S in July 1999 and CPS in September 1999 and the table reflects their sales before and after acquisition by the Company. The information below does not give effect to the business acquired in the Ranor Acquisition, but assumes that all other subsidiaries were owned for the entire period.

Fiscal Year Ended
     March 31,               Chassis     Dump Bodies   Dump Trailers   Other
     ---------               -------     -----------   -------------   -----
       1999                    52%           14%            20%         14%

       1998                    54%           37%             9%

       1997                    49%           45%             6%

       1996                    90%            7%             3%

       1995                    77%           19%             4%

Backlog

      The Company's backlog of firm unfilled orders totaled approximately $62,600,000 as of March 31, 1999, compared to approximately $27,200,000 as of March 31, 1998. The Company estimates that its current backlog will be filled by March 31, 2000.

Manufacturing

      Trailer Chassis

      The Company manufactures trailer chassis at the New Jersey and Sonora, Mexico facilities of its Ajax Division. All chassis are manufactured or remanufactured pursuant to specific customer orders, which can range from as few as one hundred to thousands of trailers. Production scheduling is generally planned three or more months in advance.

      Dump Truck Bodies and Trailers

      The Company manufactures its dump truck bodies and trailers at the facilities of its R&S and CPS Divisions in Oran, Missouri and Ivel, Kentucky. The Company's dump bodies and trailers are manufactured from customized designs based on customer specifications and applicable regulations. Examples of custom design features include length, extra platform supports, construction material (steel or aluminum) depending upon weight requirements and need for dent resistance, support systems, contours of the dump bed (flat vs. round), specialized brake systems, underside protection and specialized step placements and cargo tie downs. Production scheduling at the CPS and R&S plants is generally four to eight weeks in advance.

Raw Materials

      The Company utilizes a variety of raw materials and components including steel, aluminum, lumber, tires, axles and hydraulics which it purchases from a variety of vendors. Raw materials represent approximately 75% of the cost of goods manufactured. Significant price fluctuations or shortages in raw materials or finished components would directly effect the cost of the Company's products and could adversely effect the Company's result of operations.

      The Company does business with suppliers and vendors with which it has had long term relationships. The Company purchases materials on an as-needed basis. Lead times are generally four to six weeks, except in the case of steel I-beams used in the production of trailer chassis, where lead times are tied to the production schedule of the steel mills. The Company maintains an inventory position at each of its facilities, which it believes is sufficient to prevent delays due to material shortages and vendor allocations.

Marketing and Distribution

      The Company's customer base includes major leasing companies which, in turn, lease trailer chassis to steamship and rail companies; truck dealers and distributors, large private fleet owners and smaller end-users. To a limited extent, the Company sells its trailer chassis direct to steamship companies. Although the Company is dependent upon a limited number of leasing companies for the sale of trailer chassis, they, in turn, lease the products to approximately 50 steamship lines and other end users.

      Trac Leasing (53%) and Ned Lloyd (31%) represented 84% of the sales of the Ajax Division for Fiscal 1997. Trac Leasing (49%) and Flexi Van Leasing (26%) represented 75% of the sales of the Ajax Division for Fiscal 1998. As a result of the diversification associated with the acquisition of R&S and CPS, no single customer represented more than an aggregate of 40% of the Company's sales for fiscal 1999.

      Manufactured products are also sold directly to end users, fleet and leasing companies, truck dealers and established truck equipment distributors. The Company maintains a staff of fifteen Sales Managers and Customer Service Representatives. Given the large volume purchases of certain customers, management at all levels, including the Company's President, participate in the selling process.

      Historically, the Company has relied upon advertisements in trade journals, participation at trade shows and direct mailings to market its products. Sales of trailer chassis are to a limited number of customers and, consequently, are generally made directly by the Company. Sales through truck dealers and truck equipment distributors of the Company's dump trailers and dump bodies afford the Company the opportunity to expand its geographical reach without the costs that would be associated with in-house sales personnel.

      In an effort to expand its dealer network, the Company has begun to support the advertising programs of some of its dealers. Such co-op advertising allows the Company to increase the awareness of its products and develop dealer loyalty.

Machinery and Equipment

      The Company's manufacturing equipment consists primarily of steel bending, cutting, hole punching and welding equipment, and painting equipment. The Company manufactures a portion and maintains most of its tools and dies. CNC lasers and plasma/punch fabrication centers are used extensively. Robotic welders are used whenever possible. If the Company implements its plans to manufacture new products, it would acquire additional tooling and equipment as necessary. The Company also uses paint spraying and material handling equipment. The Company has its own internal maintenance department and performs regular preventive maintenance on its equipment. Machinery and equipment are routinely upgraded and replaced with new technology in order to produce the quality product and efficiency customers have come to expect from the Company.

Research and Development

      The Company emphasizes design and product innovation and continually seeks to modify its products to meet the needs of the marketplace. In addition to striving to update its products, the Company also seeks to modernize its manufacturing and tooling equipment to achieve operating efficiencies and improved product performance. The Company has both designed and fabricated much of its manufacturing equipment to meet its specific needs.

      The Company utilizes the latest in 3D modeling in the design of trailers and their components. Designers use AutoCAD to develop manufacturing and presentation drawings. Some facilities use a computer aided manufacturing program which translates the lines on the drawings into cutting diagrams for computer controlled high production plasma cutting tables. Once cut, many of these pieces are used in sub-assemblies that are welded together using a Robotic Welding Cell. This piece of equipment is used to make most of the Company's more labor-intensive subassemblies.

      The Company has recently begun using the latest pulse-mig welding technology at some of its plants. This welding process allows for a much higher deposition rate of fillermetal while virtually eliminating the splatter commonly associated with mig-welding. This reduces cleanup time and results in higher productivity throughout the manufacturing process.

Competition for the Manufacture of Chassis, Dump Trailers and Bodies

      The dump truck trailer and dump body industry, and the trailer chassis industry are highly competitive and barriers to entry are relatively low. Competition occurs on the basis of product innovations and capabilities, quality, durability, warranties, and relationships, as well as on the basis of product prices, availability and delivery times. Historically, there has been manufacturing over-capacity in the truck manufacturing industry. With respect to trailer chassis, shipping costs can impact customer purchasing decisions and competition tends to be geographical. Nevertheless, the Company's New Jersey facility faces competition from numerous competitors for sales on the Eastern Seaboard, including Strick Corporation, H&A Moran and Hyundai, Mexico. Similarly, the Company's Sonora, Mexico facility faces competition from Hyundai, Mexico, and other large manufacturers for sales on the West Coast.

      With respect to dump trailers and bodies, the Company faces competition from numerous smaller independent producers and from The Heil Company and Galian Dump Bodies, Inc., two large manufacturers which produce standardized products and compete on the basis of price.

Product Warranties

      The Company provides limited warranties against construction defects in its products. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. Customers and end-users also receive warranties from suppliers of components incorporated into the Company's manufactured products as well as those that are distributed by the Company.

Violation of Federal and State Air Quality Regulation

      On March 16, 1999 the Company and the New Jersey Department of Environmental Protection (NJDEP) entered into a Stipulation of Settlement by which the Company, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. In exchange, NJDEP (1) has withdrawn and settled all alleged Company emission exceedences of air volatile compounds ("VOCS") dating from the initiation of the Company's predecessor business in 1992 through February 1999; and (2) has granted the Company a new VOC permit that roughly doubles allowable emissions to 51.5 tons per year. As required under the new VOC permit, the Company has installed a system to compute VOC emissions and periodically reconcile such computations with purchasing and production data. The Company projects that at current rates of production, VOC permit limits for 1999 may be exceeded. Options available to the Company are the additional expansion of the VOC permit from NJDEP (such application would likely be additionally reviewable by USEPA). Another option may be to upgrade the production facility to allow use of zero-VOC or low VOC production materials. This option might include Company purchases of Open-Market OVC Emission Reduction Credits as permitted by recently adopted NJDEP regulations. A facility upgrade would likely entail material capital costs and expenses and would allow the Company to substantially increase production without exceeding VOC permit limits.

Other Environmental and Regulatory Compliance

      Truck trailer length, height, width, gross vehicle weight and other specifications are regulated by the National Highway Traffic Safety Administration and individual states. Changes and anticipated changes in these regulations have resulted in significant fluctuations in demand for new trailers, thereby contributing to industry cyclicality. The Company also is governed by a variety of regulations established by various federal, state and local agencies governing such matters including employee safety and working conditions, environmental protection and other activities.

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

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, NJDEP required the Company to perform soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which have been forwarded to NJDEP. NJDEP and the Company are presently reviewing results generated March 1999. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary or remedial action including removal and replacement of affected soil may be indicated. The cost of such action is not expected to be material to the Company's financial position.

      There can be no assurance that such additional investigations will not reveal additional environmental regulatory compliance liabilities, nor can there by any assurance that health-related or environmental issues will not arise in the future and, if so, that they will not have a material adverse impact on the Company's financial position or results of operations.

Employees

      As of April 1999, the Company had 548 full-time employees of whom 3 are officers, 31 are managers, 16 are supervisors, 33 are administrative personnel and the rest are in production. The Company's employees do not belong to a collective bargaining unit and the Company considers its relations with employees to be satisfactory.

Item 2. Properties

      The Company has four manufacturing plants, as described below:

      The Company leases on a "triple net" basis, the 182,000 square foot factory complex it currently occupies on 22 acres in Hillsborough Township, New Jersey, approximately 45 miles southwest of New York City. The area is rural to suburban and is convenient to major expressways and points of delivery. The facility was built in 1964. Currently, approximately 2,500 square feet is devoted to administrative offices and the balance is used for manufacturing and warehousing. The site surrounding the plant is primarily used for storing customer chassis, inventory and employee parking.

      The lease for the Hillsborough facility provides for a five-year initial term and is renewable at the Company's option for four successive, five year renewal terms, at an annual base rent of $600,000 for the initial term, subject to increase during each renewal term by the percentage increase in the Consumer Price Index over the immediately preceding five year term. The Company has the option, exercisable during the initial term of the lease, to purchase the facility and land for a cash purchase price of $6,500,000 provided the Company is not in default under the lease.

      The Company owns a recently completed 140,000 square foot manufacturing facility located on 21 acres in Floyd County, Ivel, Kentucky about 120 miles east of Lexington, Kentucky and 85 miles south of Huntington, West

Virginia. The facility is on US Highway 23 a heavily traveled four lane north-south highway. The facility was occupied in September 1998. Approximately 10,000 square feet of the facility houses administrative office space.

      The Company owns 25 acres of land in Oran, Missouri. The area is rural and is convenient to major expressways and points of delivery. Buildings total approximately 120,000 square feet and have been constructed in phases over the years. The Company utilizes 105,000 square feet for manufacturing purposes, 60,000 square feet was newly constructed and put into service in May 1998.

      The Company leases a 64,000 square foot manufacturing facility located on 5 acres of property in Sonora, Mexico, 24 miles south of Yuma, Arizona. The lease provides for a six-year term at an annual rent of $289,000. The Company has the option to purchase the land and facility for at the end of the fifth year at a price not to exceed $1,500,000. The Company also owns 7 acres of real property adjacent to the leased premises.

      The Company leases 4,100 square feet of executive office space on the 21st floor at 280 Park Avenue in New York City, for an annual rent of $193,000.

      The Company also leases 3,100 square feet of office space at 401 Plaza Route 206 in Somerville, New Jersey for an annual rental of $56,000. An additional 1,100 square feet is expected to be occupied during the next fiscal year, which will increase the annual rental to $76,000. This space houses the Company's Corporate Finance and Administrative Personnel.

Item 3. Legal Proceedings

      Litigation

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Market information:

      The Company's Common Stock and 8 1/2% Senior Convertible Redeemable Preferred Stock ("Preferred Stock") are listed and traded on the American Stock Exchange ("Amex") under the symbols "AJX" and "AJX.PR", respectively. The following table sets forth on a per share basis the high and low sale prices for the Company's securities from January 22, 1998, when trading commenced through June 25, 1999.

                                            Common Stock      Preferred Stock
                                            ------------      ---------------
                                          High        Low     High        Low
                                          ----        ---     ----        ---

      Quarter ended March 31, 1998        12 3/4      8 1/2   14 1/8      10 1/2
      Quarter through June 30, 1998       12 5/8      8 3/4   13 00        9 7/8
      Quarter through September 30, 1998  11 3/8      5 1/4   11 1/4       8 00
      Quarter through December 31, 1998    8 1/2      4 5/8   10 7/8       6 3/8
      Quarter through March 31, 1999      10 3/8      8 3/8   11 7/8       8 3/4
      Quarter through June 25, 1999       16 5/8      8 1/2   16 00        9 00

      As of June 25, 1999 the Common Stock and Preferred Stock was held by approximately 100 and 25 holders of record, respectively.

      Dividends:

      The holders of the Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per annum, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, the Company has paid all required dividends on the Preferred Stock with cash generated from operations.

      The Company has not paid dividends on its Common Stock. The future payment of dividends is subject to the discretion of the Board of Directors and prohibited by the Company's Credit Agreement. It is the present intention of the Board to retain all earnings other than amounts paid to holders of the Preferred Stock for use in the Company's business. Accordingly, the Company does not currently anticipating paying dividends on its Common Stock.

Item 6. Selected Financial Data

      The following table sets forth for the periods indicated summary historical financial information of the Company. The Company had no operating results prior to the year ended March 31, 1997. Accordingly, the information set forth below at and for the periods ended March 31, 1995, 1996 and 1997 and January 26, 1998, reflects only the results of Ajax. The information for the period ended March 31, 1998 represents the consolidated results of Ajax and the Company for the period from January 27, 1998, the date Ajax was acquired by the Company, through March 31, 1998. The information for the year ended March 31, 1999, reflects the consolidated results of the Company (including Ajax) and R&S and CPS from the date each of such companies was acquired by the Company through March 31, 1999. The information contained in the table has been derived from audited financial statements. The following information is qualified in its entirety by, and should be read in connection with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the audited consolidated financial statements (and notes thereto) and other financial and statistical information of the Company appearing elsewhere in this Annual Report.

Selected Income Data:                                                 Ajax                               Standard
                                                 ------------------------------------------------   --------------------
                                                                                     Period from
                                                                                    April 1, 1997
                                                          Year Ended March 31,         through      Year Ended March 31,
                                                          --------------------       January 26,    --------------------
                                                 1995         1996         1997         1998         1998          1999
                                                -------      -------      -------      -------      -------      -------
Revenues, net                                   $33,407      $42,538      $22,356      $25,134      $ 7,936      $75,452
Selling, general and administrative               1,419        3,082        2,510        1,431          407        6,613
Operating income                                  1,277        5,482        2,818        3,805        1,305        7,841
Interest expense                                    339          118           --           --          450        1,813
Income before income taxes                        1,012        5,449        2,896        3,015          801        5,748
Net income                                      $   514      $ 3,344      $ 1,728      $ 1,743      $   343      $ 3,482
                                                =======      =======      =======      =======      =======      =======
Preferred stock dividend                        $    --      $    --      $    --      $    --      $   184      $ 1,173
Basic and diluted net income per share (3)      $  0.32      $  2.09      $  1.08      $  1.09      $  0.09      $  0.69
                                                =======      =======      =======      =======      =======      =======
Basic and diluted weighted average number
  of common shares outstanding (3)                1,600        1,600        1,600        1,600        1,846        3,356

Selected Balance Sheet Data:                            Ajax                           Standard
                                          ---------------------------------      --------------------
                                                                        As at March 31,
                                          -----------------------------------------------------------
                                           1995         1996         1997         1998         1999
                                          -------      -------      -------      -------      -------
Cash and cash equivalents                 $   512      $ 1,482      $ 1,558      $ 3,255      $ 3,686
Accounts receivable, net                      503          751        2,536        4,838        7,032
Inventory                                   5,165        3,341        3,515        5,399       13,466
Property and equipment, net                   949          946          994        1,225       19,975
Intangible assets, net                         --           --           --       15,127       29,000
Current liabilities (excluding debt)        3,288        1,464        2,093        2,851       17,155
Total debt                                  2,373           --           --        4,000       33,413
Stockholders' equity                        2,151        5,495        7,222       24,709       30,916
Working capital                             1,680        4,562        5,941       11,547        9,430

(1) "Basic and Diluted Earnings per Share" and "Weighted Average number of common shares outstanding" data assume Ajax had 1,600,000 of common stock outstanding for periods prior to Standard acquiring Ajax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

      Ajax, at both its New Jersey and Mexican Facilities, manufactures trailer chassis to customer order and remanufacturers existing chassis. Revenues are recognized when the finished product is inspected and accepted by the customer or its agent and title has transferred. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to the manufacturing of new chassis.

      R&S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R&S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies.

      CPS is primarily engaged in the design, manufacture and sale of dump trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries.

      The sales forces of R&S and CPS have begun to coordinate their activities and each now offers the products of the other. The R&S and CPS product lines complement each other. Coordinating activities allows each sales force to market a more diverse product line and each of the product lines to be offered to a wider customer base.

      Part of the Company's strategy is to grow through expansion of product lines and acquisitions such as the recently completed acquisitions of R&S, CPS and Ranor, and the establishment of the Mexican Facility. The Company's continued expansion may place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will depend on our ability to identify appropriate targets for acquisition and raise the necessary financing for acquisitions. Further, the success of the Company's efforts will depend on its ability to market new products, absorb new management and other personnel, reduce duplicative overhead and manage geographically dispersed operations. There can be no assurance that we can successfully expand our operations or manage our growth.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of the Company's Consolidated Statements of Income expressed in dollar amounts (in thousands), and as a percentage of net revenues. Results of operations for the year ended March 31, 1997 and the period ended January 26, 1998, reflect only Ajax's operations because Standard had no operations during these periods. For the year ended March 31, 1998 the Company's results reflect the operations of the Company for the entire year and those of Ajax for the period from January 26 to March 31, 1998. The year ended March 31, 1999 reflects the consolidated amounts of Standard (including Ajax), and R&S and CPS from their respective dates of acquisition (rounded). Because the Ranor Acquisition was accomplished in June 1999, its financial results are not reflected in the discussion below or elsewhere in this Annual Report.

                                                    Ajax Manufacturing Co.                      Standard Automotive Corporation
                                                    ----------------------                      -------------------------------
                                                                    Period from
                                                                   April 1, 1997
                                      Year Ended March 31,      through January 26,                  Year Ended March 31,
                                      --------------------      --------------------        -------------------------------------
                                              1997                     1998                       1998                 1999
                                      --------------------      --------------------        ----------------    -----------------
Revenues, net                         $ 22,356      100.0%      $ 25,134       100.0%       $  7,936   100.0%   $ 75,452    100.0%

Cost of revenues                        17,027       76.2         19,898        79.2           6,094    76.8      59,954     79.5
Selling, general and administrative      2,510       11.2          1,431         5.7             407     5.2       6,613      8.7
Amortization of intangiable assets          --         --             --          --             130     1.6       1,044      1.4

                                      --------      -----       --------       -----        --------   -----    --------    -----
Operating income                         2,819       12.6          3,805        15.1           1,305    16.4       7,841     10.4
Other income (expense)                      77        0.3           (790)       (3.1)           (504)   (6.4)     (2,093)    (2.8)

                                      --------      -----       --------       -----        --------   -----    --------    -----
Income before provision for taxes        2,896       13.0          3,015        12.0             801    10.1       5,748      7.6
Provision for income taxes               1,168        5.2          1,272         5.1             458     5.8       2,266      3.0

                                      --------      -----       --------       -----        --------   -----    --------    -----
Net income                            $  1,728        7.7%      $  1,743         6.9%       $    343     4.3%   $  3,482      4.6%
                                      ========      =====       ========       =====        ========   =====    ========    =====

      The following discussion provides information regarding the Company's results of operations for the fiscal years ended March 31, 1997 ("Fiscal 1997"), March 31, 1998 ("Fiscal 1998") and March 31, 1999 ("Fiscal 1999"). For
comparison purposes the Fiscal 1998 results include Ajax's results of operations for the entire twelve months.

Comparison of Year Ended March 31, 1999 to Year Ended March 31, 1998

      Net Revenues in Fiscal 1999 were $ 75,452,000, an increase of 128% from net revenues of $33,070,000 for Fiscal 1998. The increase in net revenues reflects a shift of the Company's business to the manufacture of new chassis from the remanufacture of used chassis, a general improvement in the trailer industry, along with the acquisitions of R&S and CPS each with revenues representing 21% and 12%, respectively of net revenues. During Fiscal 1999, sales of new chassis represented 53% of total sales as compared to 54% in Fiscal 1998. Although the comparative percentage decreased due to the additional revenue from the acquisitions, the volume of new chassis sold approximately doubled in Fiscal 1999 compared to Fiscal 1998. In contrast, sales of remanufactured chassis represented 9% of total sales in Fiscal 1999 compared to 37% in Fiscal 1998. The reduction in the sales of remanufactured chassis resulted from a decline in the growth of remanufactured chassis sold in Fiscal 1998 as compared to the aforementioned growth of the sale of new chassis. Because of certain customer requirements for new chassis, the Company's margins declined moderately in Fiscal 1998.

      Cost of Revenues increased to $59,954,000 or 80% of net sales in Fiscal 1999 from $25,992,000 or 79% of net revenues in Fiscal 1998, principally as a result of the acquisitions of R&S and CPS and the shift in the Company's product mix. Cost of revenues as a percentage of net revenues remained constant during Fiscal 1999 as the mix of the Company's business reflected an increase in the sale of new chassis.

      Selling, General & Administrative Expenses were $6,613,000 during Fiscal 1999, an increase of 260% from the $1,838,000 incurred during Fiscal 1998. SG&A expenses increased to 9% of net revenues, up from 5% of net revenues during Fiscal 1998. The increase in SG&A as a percentage of net revenues in Fiscal 1999 principally reflects $2,547,000 arising from the addition of the R&S and CPS acquisitions. Additional expenses related to an increase in selling efforts, information technology systems and general corporate overhead including officers' salaries incurred subsequent to the initial public offering.

      Interest Expense increased to $1,813,000 in Fiscal 1999 from $450,000 during Fiscal 1998, reflecting debt incurred to complete the acquisitions of R&S and CPS during Fiscal 1999 as compared to interest on the nonrecurring bridge loan incurred by the Company prior to completion of the acquisition of Ajax during Fiscal 1998.

Comparison of Year Ended March 31, 1998 to Year Ended March 31, 1997

      Net Revenues in Fiscal 1998 were $33,070,000, an increase of 48% from net revenues of $22,356,000 for Fiscal 1997. The increase in net revenues reflects a shift of the Company's business to the manufacture of new chassis from the remanufacture of used chassis, and a general improvement in the trailer industry. During Fiscal 1998, sales of new chassis represented 54% of total sales as compared to 49% in Fiscal 1997. The increase in sales of new chassis resulted principally from an increase in the volume of new chassis sold in Fiscal 1998 as compared to Fiscal 1997. In contrast, sales of remanufactured chassis represented 37% of total sales in Fiscal 1998 as compared to 45% in Fiscal 1997; the reduction in the sales of remanufactured chassis resulted from a decline in the growth of remanufactured chassis sold in Fiscal 1998 as compared to the aforementioned growth of the sale of new chassis. Because of certain customer requirements for new chassis, the Company's margins declined moderately in Fiscal 1998.

      Cost of Revenues increased to $25,992,000 or 79% of net sales in Fiscal 1998 from $17,027,000 or 76% of net sales in Fiscal 1997. Cost of revenues as a percentage of net revenues increased moderately during Fiscal 1998 as the mix of the Company's business reflected an increase in the sale of new chassis.

      Selling, General & Administrative Expenses were $1,838,000 during Fiscal 1998 a decrease of 27% from the $2,510,000 incurred during Fiscal 1997. SG&A expenses decreased to 6% of net sales, down from 11% of net sales during Fiscal 1997. The decrease in SG&A as a percentage of net sales in Fiscal 1998 principally reflects a reduction in executive incentive compensation of $936,000 in Fiscal 1998.

      Interest Expense increased to $450,000 in Fiscal 1998 from $0 during Fiscal 1997, reflecting interest on the nonrecurring bridge loan incurred by the Company prior to completion of the acquisition of Ajax and the related note payable.

Liquidity and Capital Resources

      The Company generated $9,095,000 of cash in operating activities during Fiscal 1999 as compared to $261,000 used in operating activities during Fiscal 1998. The cash generated in operating activities during Fiscal 1999 reflects primarily an increase in net income and an increase in accounts payable and accrued expenses and other liabilities of $8,372,000, which was partially offset by an increase in inventory of $2,948,000. The net cash used in investing activities was $27,580,000 during Fiscal 1999 as compared to $20,470,000 used in investing activities during the prior year. The cash used in investing activities during Fiscal 1999 was primarily for the acquisition of R&S and CPS, the retirement of certain indebtedness of R&S, CPS and the Company and for the acquisition of other property, plant and equipment and additional capitalized acquisition costs. The cash generated by financing activities was principally derived from the proceeds of the $40,000,000 July, 1998 Term Loan and Revolving Credit Agreement between the Company and certain of its subsidiaries (acting as Guarantors) and PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions ("Credit Agreement"). The Credit Agreement provided for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). The Company made scheduled principal payments of $1,875,000 during Fiscal 1999, and reduced the initial term loan of $25,000,000 to $23,125,000 at March 31, 1999.

      The funds for the Ranor Acquisition were obtained by increasing from $40,000,000 to $68,125,000 the amounts outstanding under the Company's Credit Agreement. The Company's Credit Agreement, as amended, provides for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,0000. The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005,
respectively. Amounts outstanding under the Revolving Loan are payable in full in June 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. All amounts due under the Credit Agreement are secured by a lien on all the Company's assets. The rate of interest for the amounts outstanding under the Credit Agreement is 7.44% at March 31, 1999.

      The terms on which the Company sells its products vary by subsidiary but generally provide for payment within 30 days of acceptance. The Company's account's receivable was collected in an average of less than 35 days.

      Capital expenditures were $8,804,000 in Fiscal 1999 compared to $197,000 in Fiscal 1988. Capital expenditures incurred during Fiscal 1999 were primarily for the initial investment of $3,328,000 in a new plant in

Mexico to service the Western part of the United States, the purchase and installation of a new computer network system and the refurbishing of the new corporate office facility. The Company anticipates that capital expenditures during the fiscal year ending March 31, 2000 will substantially exceed those of the preceding years as the Company expands its operations. The Company's capital expenditures relating to the Mexican operation were less than $5,000,000.

      The annual dividend requirement on the Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Preferred Stock. In addition, at March 31, 1999, the Company had $33,413,000 in total debt outstanding, consisting of $32,625,000 in notes payable to PNC, which currently bear interest at a variable rate based on LIBOR which is payable quarterly and the balance to various other small creditors.

      The Company continues to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.

      At March 31, 1999, the Company had working capital of $9,430,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the Revolving Loan facility.

Subsequent Events

      In June 1999, pursuant to the terms of a Stock Purchase Agreement dated April 1999, the Company acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"). In consideration for such capital stock the Company issued to the shareholders of CCC, who are also shareholders of the Company, an aggregate of 180,000 shares of common stock of the Company. In addition, the shareholders of CCC will receive up to an additional 120,000 shares of the Company's Common Stock if the Company acquires any of a group of companies previously targeted for acquisition by CCC.

      Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid for Ranor was $28,800,000, subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. Funds to complete the Ranor Acquisition were obtained by increasing the amounts outstanding under the Company's Credit Agreement as described above. The acquisition will be accounted for as a purchase and, accordingly, the Company's first quarter ending June 30, 1999 financial statements will only reflect the activity of Ranor for the period of June 15, 1999 through June 30, 1999.

      In connection with the acquisitions the Company incurred approximately $1,600,000 in investment advisory and finder's fees, and legal and accounting expenses. The Company incurred approximately $1,000,000 in fees and expenses, including bank fees, in connection with the increase and amendment of the existing credit facility.

Year 2000 Compliance

      The Company continues to address the impact of the Year 2000 issue on its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year. If not corrected, certain computer applications may fail or create erroneous results at the year 2000.

      The Company has performed a comprehensive review of its computer systems identifying those systems which could be adversely affected by the Year 2000 issue. The Company presently believes that with modifications to existing hardware and software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted.

      The Company replaced substantial portions of its computer hardware and software during Fiscal 1999, as it integrated the operations of Ajax, R&S, CPS and the Mexican facility. The R&S and CPS facilities require additional modification and conversion of their computer systems. Management estimates that the cost of upgrading the R&S and CPS facilities will be approximately $200,000.

      It is anticipated that testing of all modifications and conversions will be complete by late-summer 1999. This timing will allow management to assess and implement a contingency plan if required. With our comprehensive assessment and modification and conversion protocol, management does not believe that the Year 2000 issue will have a materially adverse affect on other Company's operations. However, if such protocol is not timely completed, the Year 2000 issues may have a material impact on the Company's operation.

      In connection with the Ranor Acquisition, the Company received certain representations and warranties from Ranor's Shareholders regarding its compliance with the Year 2000 issue. Nevertheless, the Company will undertake an analysis of Ranor's susceptibility to the Year 2000 issues.

      Because Year 2000 issues may also impact our customers and suppliers, the Company is in the process of obtaining information from key suppliers and customers on their compliance with year 2000 issues.

Statement Regarding Forward-Looking Statements

      This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or belief concerning future events that involve risks and uncertainties, including the demand for our products, the costs of supplies and raw materials. All statements other than statements of historical facts included in this Annual Report including, without limitation, the statements under "Management Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in the Annual Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 7A. Quantitative and Qualitative Discussions About Market Risk

      The Company is exposed to interest rate risk primarily through its borrowings under the Credit Agreement. As of June 25, 1999 the Company had approximately $57,822,000 million of LIBOR based debt outstanding under the Credit Agreement. A hypotethical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in interest expense over a one-year period of $578,000. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes. Further, the Company has entered into an interest rate hedge instrument to protect against interest rate increases.

Item 8. Financial Statements and Supplementary Data

      The Company's financial statements required by this Item 8 are set forth at the pages indicated in Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

      The executive officers and directors of the Company are as follows:

       Name                     Age  Position with the Company
       ----                     ---  -------------------------
       Steven Merker (2)        42   Chairman of the Board and Chief Executive
                                     Officer
       Karl Massaro             45   President and Director
       Roy Ceccato              40   Chief Financial Officer and Director
       William Merker           38   Director
       Joseph Spinella (1)(2)   41   Secretary and Director
       William Needham(1)(2)    58   Director
       --------------------------------------------------------------------
       (1) Member of the Audit Committee
       (2) Member of the Compensation Committee

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

      William Merker has been a Director of the Company since August 1997. In January 1999, Mr. Merker resigned as Vice President and Secretary of the Company, positions he had occupied since August 1997. Mr. Merker had been associated with the law firm of Loeb, Block & Partners LLP since 1990, specializing in the field of corporate law. In 1995, Mr. Merker and his brother, Steven Merker, founded Barclay Partners LLC. Mr. Merker received a B.S. degree in accounting from The American University in 1982 and graduated from Georgetown University Law School in 1985.

      Joseph Spinella, CPA has been a Director of the Company since August 1997 and Secretary since June 1999. Since July 1998, Mr. Spinella has been Chief Financial Officer and Treasurer of the Terminal Marketing Company, Inc. an equipment leasing company. From October 1997, Mr. Spinella has been controller of Sanwa Healthcare Finance Corporation. From November 1996 until October 1997, Mr. Spinella was manager of financial reporting for Gruntal Financial L.L.C. (an investment banking and brokerage company). From 1989 through 1995, Mr. Spinella was Vice President-Director of Financial Services and Controller of Copelco Capital, a subsidiary of Itochu International. From 1987 to 1989, he was an Assistant Vice President with First Fidelity Bank. Mr. Spinella graduated from Fairleigh Dickinson University with a B.S. in Accounting in 1979 and with an MBA in Finance in December 1988.

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

Item 11. Executive Compensation

      The following table sets forth the compensation paid by the Company for services rendered in all capacities during the fiscal years ended March 31, 1999 and 1998 to its chief executive officer and to the most highly-compensated executive officers and key employees (other than the chief executive officer) whose annual salary and bonus exceeded $100,000 and who were serving at March 31, 1999 (collectively, the "Named Officers").

                           Summary Compensation Table


                                                                                Long-Term
                                                 Total Paid Compensation        Compensation
                                            ---------------------------------   Awards Securities
                                            Year Ended                          Underlying          Other Annual
Name and Principal Position                 March 31,     Salary        Bonus   Options/SARs(#)     Compensation
---------------------------                 ---------     ------        -----   ---------------     ------------
Steven Merker, Chief Executive Officer      1999          $136,154   $ 30,000      75,000           $   --

                                            1998            22,154         --                           --

Karl Massaro, President                     1999           203,461         --      15,000               --

                                            1998           173,231         --                           --

Roy Ceccato, Chief Financial Officer        1999           109,616     15,000      12,000               --


                        Option Grants In Last Fiscal Year

      The following table sets forth all options granted to the Named Executive Officers during Fiscal 1999.

                                                                           Potential Realizable
                 Number of    Percent of                                     Value at Assumed
                Securities   Total Options                                 Annual Rates Of Stock
                Underlying    Granted to                                   Price Appreciation For
                  Options     Employee in    Exercise Price   Expiration        Option Term(1)
Name              Granted     Fiscal Year        ($/Sh)          Date      5%($)            10%($)
----              -------     -----------        ------          ----      -----            ------
Steven Merker     75,000         100              7.25          11/03      174,750         209,250

Karl Massaro      15,000         100              5.938         10/03       54,630          61,530

Roy Ceccato       12,000         100              7.25          11/03       27,960          33,480

                             Year End Option Values

      The following table sets forth the aggregate value as of March 31, 1999 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 1999 and the relevant columns have therefore been omitted.

                       Number of Securities           Value(3) of Unexercised
                      Underlying Unexercised            In-the-Money Options
                    Options at Fiscal Year-End          At Fiscal Year End($)
                    --------------------------          ---------------------
Name            Exercisable(2)   Un-exercisable(2)   Excisable(2)   Un-exercisble(2)
----            --------------   -----------------   ------------   ----------------
Steven Merker        --                75,000            --             543,750
Karl Massaro         --                15,000            --              89,070
Roy Ceccato          --                12,000            --              87,000

----------
(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using five percent and ten percent appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of the Company's Common Stock price. Additionally, these values do not take into consideration the provisions of the options providing for non-transferability or termination of the options following termination of employment. Therefore, the actual values realized may be greater or less than the potential realizable values set forth the table.

(2) Options vest as follows: For options granted during 1999: 0% at date of grant; 33 1/3% on each subsequent anniversary of the grant. Options indicated as exercisable are those options which were vested as of March 31, 1999. All options which had not vested as of March 31, 1999 are indicated to be un-exercisable.

(3) Market value of underlying securities is based on fair market value at March 31, 1999 of $9.125 minus the exercise price.

Employment Agreements

      The Company has entered into employment agreements with Steven Merker, Karl Massaro, and Roy Ceccato.

      In January 1998 the Company entered into an employment agreement with Steven Merker which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Merker's current base annual salary is $240,000 and such bonus compensation as the Board of Directors may determine. Mr. Merker is required to devote at least 40 hours per week to the business of the Company.

      In January 1998, the Company entered into an employment agreement with Karl Massaro, which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his Employment Agreement, Mr. Massaro's current base annual salary is $215,000 and such bonus compensation as the Board of Directors may determine. The agreement also contains restrictive covenants prohibiting Mr. Massaro from directly or indirectly competing with the Company east of the Mississippi River, during the three-month period commencing upon the termination of his agreement, and, during the six-month period following such termination, from soliciting or servicing any supplier customer of the Company for any competitive purpose, and from employing or retaining any employee of or consultant to the Company, or soliciting any such employee or consultant to become affiliated with any entity other than the Company.

      In February 1998, the Company entered into an employment agreement with Roy Ceccato, which will terminate three years thereafter, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Ceccato's current base annual salary is $150,000 and such bonus compensation as the Board of Directors may determine.

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

1997 Stock Option Plan

      The Company has adopted its 1997 Stock Option Plan ("Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 340,000 shares of Common Stock may be granted from time to time to all employees of the Company or any parent corporation or subsidiary corporation of the Company. To date, options have been granted pursuant to the Plan totaling 337,500.

      The Board of Directors currently administers the Plan, which has empowered the Compensation Committee to administer the Plan. The Compensation Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan are determined by the Compensation Committee; provided that the exercise price of incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company); and further provided that, for a period of 18 months after the Company's Initial Public Offering in January, 1998 ("IPO"), the exercise price will be the greater of 110% of fair market value on the date of grant and the IPO price of the Common Stock. Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of Common Stock of the Company, or at the discretion of the Board, the Company may loan some or the entire purchase price to the optionee.

      Options will be exercisable for a term determined by the Compensation Committee which will not be greater than ten years from the date of grant (or five years in the case of ISO's granted to holders of more than 10% of the Common Stock). The Compensation Committee shall determine the effect on an option of the termination of the optionee's relationship with the Company. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, in the discretion of the Committee, each option may become fully and immediately exercisable. ISO's are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Only the holder, his or her guardian or legal representative, may exercise options during the holder's lifetime.

      Options granted pursuant to the Plan may be designated as ISO's, with the attendant tax benefits provided under Section 421 and 422 of the Internal Revenue Code of 1986. Accordingly, the Plan provides that the aggregate fair market value (determined at the time an ISO is granted) of the Common Stock subject to ISO's exercisable for the first time by an employee during any calendar year (under all plans of the Company and its subsidiaries) may not exceed $100,000. The Board may modify, suspend or terminate the Plan; provided, that certain material modifications affecting the Plan must be approved by the stockholders, and any change in the Plan that may adversely affect an optionee's rights under an option previously granted under the Plan requires the consent of the optionee.

1998 Profit Sharing Plan

      Standard Automotive Corporation has adopted a Prototype Standardized Profit Sharing Plan with CODA. This plan is qualified under the Internal Revenue code section 401(a) provided all terms of the plan are followed under the Summary Plan Description. The eligibility requirements and contributions or benefit provisions, which are determined to be discretionary, are not to be more favorable for highly compensated employees than for other employees.

Comparative Performance by the Company

      The following graph shows a comparison of cumulative total returns for the Company, the American Stock Exchange Market and a peer group index during the period from January 22, 1998 through March 31, 1999.

                  COMPARISON OF 2-YEAR CUMULATIVE TOTAL RETURN
                  AMONG STANDARD AUTOMOTIVE CORP., AMEX MARKET
                    INDEX, SIC CODE INDEX AND S&P GROUP INDEX

 [The following table was represented as a line graph in the printed material.]

                                1/22/98    3/31/98     6/30/98    9/30/98    12/31/98   3/31/99
                                -------    -------     -------    -------    --------   -------
STANDARD AUTOMOTIVE CORP.        100.00     102.44      108.54     69.51       82.93      89.02
SIC CODE INDEX                   100.00      96.69       89.96     55.29       72.24      49.27
S&P GROUP INDEX                  100.00     114.42       91.65     78.99       95.12      97.91
AMEX MARKET INDEX                100.00     110.67      108.10     91.82      102.13     104.96

                     ASSUMES $100 INVESTED ON JAN. 22, 1998
                          ASSUMES DIVIDEND REINVESTED
                        FISCAL YEAR ENDING MAR. 31, 1999

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information known to the Company regarding beneficial ownership of the Company's Common Stock at June 25, 1999 by
(i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

        Name and Address of             Number of       Percent of Common
        Beneficial Owner                 Shares         Stock Owned
        ----------------                 ------         -----------
        Roy Ceccato (1)                   70,000           1.9%
        Andrew Levy (2)                  335,430           9.1%
        Karl Massaro (1)                 145,000           3.9%
        Steven Merker (3)                525,160          14.3%
        William Merker (3)               424,410          11.5%
        Joseph Spinella (1)                   --            --
        William Needham(4)                    --            --
        All Directors and Officers
            as a group (6 persons)     1,500,000          40.8%

--------------------------------------------------------------------------------
(1) The addresses of such persons are c/o the Company 401 Route 206 North, Somerville, NJ 08876-4056.
(2) The address of such person is 46 Baldwin Farm N., Greenwich, CT 06831. Includes 30,000 shares owned by a family trust and 85,000 shares owned by Mr. Levy's wife. Mr. Levy disclaims beneficial ownership as to all such shares.
(3) The addresses of such persons are c/o the Company, 280 Park Avenue, 21st Floor West, New York, NY 10017-1216. Steven and William Merker each disclaims beneficial ownership of shares owned by the other.
(4)   The address of such person is 400 E. 58th Street, New York, NY 10022-2318

Item 13. Certain Relationships and Related Transactions

      Steven Merker and William Merker are brothers. There are no other family relationships among the Company's officers, directors and 5% shareholders.

      Redstone Advisors, of which William Merker and Redstone Capital Corporation, are the principals, was paid $600,000 in connection with the acquisition of R&S and CPS. In connection with the acquisition of CPS and R&S the Company acquired Barclay Investment, Inc., a corporation which had entered into Purchase Agreements with CPS and R&S and of which Andrew Levy, Mr. Levy's Spouse and a Levy Family Trust were shareholders. Mr. Levy (and affiliates) received 100,000 shares of Common Stock for their interest in Barclay.

      In January 1998, the Company and Carl Massaro entered into a "triple net" lease of the factory and office facility owned by Mr. Massaro and presently occupied by Ajax. The lease will provide for annual rent of $600,000, payable monthly and the estimated amount of triple net expenses for the first year are approximately $63,000. During the initial five-year term of the lease, the Company will have the option to purchase the leased facility and land for a cash purchase price of $6.5 million provided we are not in default under the lease. The terms of the lease, including the purchase option, were determined through arms' length negotiation between the Company and Carl Massaro.

      In June 1999, the Company completed the acquisition of substantially all of the assets of Ranor. As part of the fees related to the acquisition Redstone Advisors, a partnership of which William Merker and Redstone Capital Corp. (a corporation owned by Andrew Levy and certain of his affiliates) are principals, received a cash fee of $905,000. In addition, for their interests as shareholders of CCC William Merker and Andrew Levy (and certain of Mr. Levy's affiliates) were issued 120,000 and 60,000 shares of the Company's Common Stock, respectively and will receive up to a total of 120,000 shares of the Company's Common Stock if the Company acquires any of a group of companies previously targeted for acquisition by CCC.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

Financial statements and schedules

      The reports of independent certified public accountants, consolidated financial statements and notes to consolidated financial statements required by this Item 14 are submitted as part of this Annual Report beginning on page 31.

             Financial Statements of Standard Automotive Corporation

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants                          F-1

Report of Independent Certified Public Accountants                          F-2

Consolidated Balance Sheets as of March 31, 1998 and 1999                   F-3

Consolidated Statements of Income for the years ended March 31, 1998
   and 1999                                                                 F-4

Consolidated Statements of Stockholders' Equity for the year ended
   March 31, 1999                                                           F-5

Consolidated Statements of Cash Flows for the years ended March 31,
   1998 and 1999                                                            F-6

Notes to Consolidated Financial Statements                                  F-7

               Financial Statements of Ajax Manufacturing Company
         (A wholly owned subsidiary of Standard Automotive Corporation)

Report of Independent Certified Public Accountants                          F-21

Statements of Income and Retained Earnings for the period
from April 1, 1997 through January 26, 1998 for and the
year ended March 31, 1997                                                   F-22

Statements of Cash Flows for the period from April 1, 1997
through January 26, 1998 and for the year ended March 31, 1997              F-23

Notes to the Financial Statements                                           F-24

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

Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------

       3.1      Amended and Restated Certificate of Incorporation of the
                Company (*)
       3.2      Form of Certificate of Designation, Preferences and Rights of
                8 1/2% Senior Convertible Redeemable Preferred Stock (*)
       3.3      By-Laws of the Company (*)
      10.1 Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
      10.2 Form of Employment Agreement between the Company and Karl Massaro (*) Form of Consulting Agreement between the Company and Carl Massaro (*) Form of Employment Agreement between the Company and Steven Merker (*) Form of Lease between the
                Company and Carl Massaro (*)
      10.7      1997 Incentive Stock Option Plan (*)
      10.8      Advisory Agreement between the Company and Barclay partners
                LLC (*)
      10.9      Advisory Agreement between the company and Redstone Capital
                Corp. (*)
     10.10 Form of Redemption Note to be executed by the Company in favor of Carl Massaro (*)
     10.11      Form of Security Agreement between the Company and Carl
                Massaro (*)
     10.12      Form of Guaranty made by the Company in favor of Carl Massaro
                (*)
     10.14 Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.15 Remediation Agreement between Ajax Manufacturing Company and the NJDEP (*)
     10.16 Second Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.17      Stock Purchase Agreement between Barclay Investments, Inc.,
                CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc. (**)
     10.18      Stock Purchase Agreement between Barclay Investments, Inc.,
                R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc. (**)
     10.19 Stock Purchase Agreement between Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders of Barclay Investments, Inc. (**)
     10.20 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc.(***)
     10.21 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc. (***)
     10.22 Second amendment to Stock Purchase Agreement between Barclay Investments, Inc., R&S Truck Body, Inc. and the shareholders of R&S Truck Body, Inc. (***)
     10.23      Asset Purchase Agreement between Standard, Critical
                Components Corp., Ranor, Inc. (Delaware), Ranor, Inc. (Massachusetts), its shareholders and Five N Leasing Co.
                (****).
     10.24 Amended and restated Credit Agreement dated June 16, 1999 between Standard, its Subsidiaries (as Guarantors) and PNC Bank, N.A., as Agent. (****)
      27.0      Financial Data Schedule (****)

(*) Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-33465.

(**) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for December 31, 1997.

(***) Incorporated by reference to the Company's Form 8-K.

(****) Filed herewith

(b)   Reports on Form 8-K

      A Form 8-K dated August 5, 1998 was filed with respect to the R&S acquisition.

      A Form 8-K dated September 21, 1998 was filed with respect to the Company's financial statements for the year ended March 21, 1998 giving effect to the acquisition of CPS.

      A Form 8-K dated October 5, 1998 was filed with respect to the CPS acquisition.

      A Form 8-K dated October 5, 1998 was filed with respect to the Company's change of principal independent accountants.

      A Form 8-K dated October 5, 1998 was filed with respect to the Company's financial statement for the year ended June 30, 1998 giving effect to the acquisition of R&S.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION

          /s/ Steven Merker                      Date: June 29, 1999
By:
--------------------------------------------
      Steven Merker
      Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                       Date
----------                                       ----


/s/ Steven Merker                                June 29, 1999
-------------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Karl Massaro                                 June 29, 1999
-------------------------------------------
Karl Massaro
President and Director


/s/ Roy Ceccato                                  June 29, 1999
-------------------------------------------
Roy Ceccato
Chief Financial Officer and Director


/s/ William Merker                               June 29, 1999
-------------------------------------------
William Merker
Director


/s/ Joseph Spinella                              June 29, 1999
-------------------------------------------
Joseph Spinella
Director


/s/ William Needham                              June 29, 1999
-------------------------------------------
William Needham
Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of

Standard Automotive Corporation:

      We have audited the accompanying consolidated balance sheet of Standard Automotive Corporation as of March 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Automotive Corporation as of March 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


New York, New York
May 14, 1999
                                          Arthur Andersen LLP

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Standard Automotive Corporation

      We have audited the accompanying balance sheet of Standard Automotive Corporation as of March 31, 1998 and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Automotive Corporation as of March 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                          March 31,
                                                                      -----------------
                                                                       1998      1999
                                                                      -------   -------
Assets

Cash and cash equivalents                                             $ 3,255   $ 3,686
Marketable Securities                                                     102       102
Accounts receivable, net of allowance for doubtful accounts
     of $55 and $112, respectively                                      4,838     7,032
Other receivables                                                          --       551
Inventory, net                                                          5,399    13,466
Prepaid expenses                                                          515       980
Deferred taxes                                                            289       768

                                                                      -------   -------
     Total current assets                                              14,398    26,585

Property and equipment, net of accumulated depreciation and
     amortization of $35 and $917, respectively                         1,225    19,975
Intangible assets, net of accumulated amortization of $130
     and $1,173, respectively                                          15,127    29,000
Deferred acquisition and financing costs                                  810     1,477
Other assets                                                               --       415

                                                                      -------   -------
         Total assets                                                 $31,560   $77,452
                                                                      =======   =======

Liabilities and Stockholders' Equity

Accounts payable                                                      $ 1,146   $ 9,941
Accrued expenses                                                          735     1,760
Current portion of long term debt                                          --     3,438
Income taxes payable                                                      727       171
Other current liabilities                                                 243     1,845

                                                                      -------   -------
     Total current liabilities                                          2,851    17,155

Long term debt                                                          4,000    29,381

                                                                      -------   -------
         Total liabilities                                              6,851    46,536

Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
     3,000,000 shares authorized, 1,150,000 issued and outstanding          1         1
Common stock, $ .001 par value 10,000,000 shares authorized,
     3,095,000 and 3,500,124 issued and outstanding, respectively           3         4
Common Stock Subscription Receivable                                       (2)       --
Additional paid-in capital                                             24,546    28,443
Retained earnings                                                         159     2,468
                                                                      -------   -------
     Total stockholders' equity                                        24,709    30,916

                                                                      -------   -------
         Total liabilities and stockholders' equity                   $31,560   $77,452
                                                                      =======   =======

        The accompanying notes are an integral part of these consolidated balance sheets.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                (in thousands, except net income per share data)

                                                                 For the Years Ended March 31,
                                                                 -----------------------------
                                                                    1998               1999
                                                                  -------            -------
Revenues, net                                                     $ 7,936            $75,452
Operating costs and expenses:
    Cost of revenues                                                6,094             59,954
    Selling, general and administrative expenses                      407              6,613
    Amortization of intangible assests                                130              1,044

                                                                  -------            -------
    Total operating costs and expenses                              6,631             67,611

                                                                  -------            -------
Operating income                                                    1,305              7,841

Interest expense                                                      450              1,813
Other expense, net                                                     54                280

                                                                  -------            -------
Income before income taxes                                            801              5,748
Provision for income taxes                                            458              2,266

                                                                  -------            -------
Net income                                                            343              3,482
Preferred dividend                                                    184              1,173

                                                                  -------            -------
Net income available to common stockholders                       $   159            $ 2,309
                                                                  =======            =======

Basic net income per share                                        $  0.09            $  0.69
                                                                  =======            =======
Diluted net income per share                                      $  0.09            $  0.69
                                                                  =======            =======
Basic and diluted weighted average number of shares outstanding     1,846              3,356

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                              Preferred                Common               Common Stock  Additional              Total
                               Shares     Preferred    Shares       Common  Subscription    Paid In     Retained   Stockholders'
                             Outstanding    Stock    Outstanding    Stock    Receivable     Capital     Earnings       Equity
                              ---------   ---------   ---------   ---------   ---------   ----------    ---------     ---------
Balance - March 31, 1997             --   $      --       1,567   $       2   $      (2)   $      --    $      --     $      --

Proceeds from sale of
common and preferred
shares, net of
expenses of $4,751                1,150           1       1,495           1          --       23,997           --        23,999

Issuance of shares to
Bridge Note Investors                --          --          33          --          --          325           --           325

Warrants and Options
Issued                               --          --          --          --          --          226           --           226

Preferred Stock
Dividend                             --          --          --          --          --           --         (184)         (184)

Net Income                                                                                                    343           343

                              ---------   ---------   ---------   ---------   ---------    ---------    ---------     ---------
Balance - March 31, 1998          1,150           1       3,095           3          (2)      24,548          159        24,709

Payment of Common
Stock Subscription
Receivable                           --          --          --          --           2           --           --             2

Shares Issued for
Acquisitions                         --          --         405           1          --        3,559           --         3,560

Warrants and Options
Issued                               --          --          --          --          --          336           --           336

Preferred Stock
Dividend                             --          --          --          --          --           --       (1,173)       (1,173)

Net Income                                                                                                  3,482         3,482

                              ---------   ---------   ---------   ---------   ---------    ---------    ---------     ---------
Balance - March 31, 1999          1,150   $       1       3,500   $       4   $      --    $  28,443    $   2,468     $  30,916
                              =========   =========   =========   =========   =========    =========    =========     =========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                               For the Years Ended March 31,
                                                               -----------------------------
Cash flows from operating activities:                                 1998       1999
                                                                    --------   --------
Net income                                                          $    343   $  3,482
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                     165      1,926
       Non-cash interest and compensation                                357        337
       Deferred taxes                                                    (38)      (350)
    Change in assets and liabilites:
       Accounts receivable                                               677       (331)
       Inventory                                                         145     (2,948)
       Prepaid expenses and other                                       (320)      (656)
       Accounts payable and accrued expenses                            (464)     6,665
       Income taxes payable                                             (604)      (737)
       Other liabilities                                                  --      1,707
                                                                    --------   --------
Net cash provided by  operating activities                               261      9,095
                                                                    --------   --------

Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                  (19,361)   (21,470)
    Deferred acquisition costs                                          (810)        --
    Purchase of marketable securities                                   (102)        --
    Acquisition of property and equipment                               (197)    (6,110)

                                                                    --------   --------
Net cash used in investing activities                                (20,470)   (27,580)
                                                                    --------   --------

Cash flows from financing activities:
    Proceeds from bank loan                                               --     26,710
    Repayment bank loan                                                   --     (1,875)
    Deferred financing costs                                              --       (667)
    Preferred dividend payment                                          (184)    (1,173)
    Proceeds from the issuance of common and preferred shares, net    23,998         --
    Repayment of acquisition note                                         --     (4,000)
    Payments on short term borrowings                                   (350)        --
    Other                                                                 --        (79)

                                                                    --------   --------
Net cash provided by financing activities                             23,464     18,916
                                                                    --------   --------

Net increase in cash and cash equivalents                              3,255        431
Cash and cash equivalents, beginning of period                            --      3,255

                                                                    --------   --------
Cash and cash equivalents, end of period                            $  3,255   $  3,686
                                                                    ========   ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                                     $    114   $  1,886
       Income taxes                                                    1,100      2,822

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organizational and Business Combination

      Standard Automotive Corporation (the "Company" or "SAC") was formed and incorporated in Delaware in January 1997. The Company had conducted no operations for the year ended March 31,1997. The Company's principal activity is the manufacture of trailer chassis, dump truck bodies, dump trailers, truck suspensions and other related assemblies for domestic customers in the inter-modal industry, construction and agricultural industries, through its wholly owned subsidiaries, Ajax Manufacturing Co., Inc. ("Ajax"), R&S Truck Body Co., Inc. ("R&S") and CPS Trailer Co., Inc. ("CPS"), hereafter collectively referred to as the Company's subsidiaries.

      In January 1998 the Company executed an agreement to purchase all the outstanding shares of Ajax for a total purchase price of approximately $23,819,000, comprised of a cash payment of approximately $19,618,000 and incurred a debt obligation of approximately $4,000,000 to the Ajax shareholder and other consideration valued at approximately $201,000. The acquisition was accounted for as a purchase and, accordingly, the Company's 1998 financial statements include the results and activity of Ajax for only the period of January 27, 1998 through March 31, 1998. The excess of the purchase price over the fair market value of Ajax's net assets at the date of acquisition totaled approximately $15,257,000. This amount is being amortized on a straight-line basis over a twenty-year period. The final allocation of the Ajax purchase price was subject to a post closing balance sheet which increased the purchase price by $453,000. In July 1999 concurrent with the Company's Credit Agreement, the total amount due of $4,453,000 was paid to the Ajax shareholder.

      In July and September 1998, the Company purchased all the outstanding shares of Barclay Investments, Inc. ("Barclay") a non-operating entity, R&S and CPS, respectively. The acquisitions were accounted for using the purchase-method of accounting. The aggregate purchase price of approximately $24,000,000 has been allocated to the assets acquired and liabilities assumed based on a preliminary determination of respective fair market values at the date of acquisition and is subject to adjustment. The excess of the purchase price over the fair market value of R&S's and CPS's net assets at the dates of acquisition totaled approximately $14,492,000. This amount is being amortized on a straight-line basis over a period not to exceed forty years. The Company had appraisals performed in order to properly value and amortize the useful lives of the assets acquired.

2. Proforma Information (Unaudited)

      The following summarized, unaudited pro forma information for the year ended March 31, 1998 assumes that the acquisition of Ajax had occurred on April 1, 1997 and should be read in conjunction with the predecessor company's financial statements as presented elsewhere in this report (in thousands except per share data):

                                              Historical   Adjust-
                                               Combined     ments     Proforma
                                               --------     ------    --------

Revenues, net                                  $ 33,070     $   --    $ 33,070
Operating income (loss)                           5,110       (397)      4,713
Net income (loss)                              $  2,086     $ (252)   $  1,834
                                               ========     ======    ========
Preferred dividend                                  184        989       1,173
Basic and diluted net income per share                                $   0.21
                                                                      ========
Basic and diluted weighted average
      number of shares outstanding                                       3,095

      The following summarized unaudited pro forma information for the year ended March 31, 1999 assumes that the acquisitions of R&S and CPS had occurred on April 1, 1998 (in thousands except per share data):

                                                                         Adjust-  As Adjusted
                                            SAC        R&S       CPS      ments    Proforma
                                          --------   -------   -------   -------  -----------
Revenues, net                             $ 75,452   $ 7,337   $ 8,468   $    --    $ 91,257
Operating income (loss)                      7,841       (84)    1,263     1,876      10,896
Net income (loss)                         $  3,482   $   (42)  $   779   $   703    $  4,922
                                          ========   =======   =======   =======    ========
Preferred dividend                           1,173        --        --        --       1,173
Basic and diluted net income per share    $   0.75                                  $   1.07
                                          ========                                  ========
Basic and diluted weighted average
      number of shares outstanding           3,095        95       125       185       3,500
                                          ========   =======   =======   =======    ========

      The pro forma operating results reflect estimated adjustments for: elimination of purchase accounting adjustments on the fair value of purchased inventory; amortization expense on intangibles arising from the acquisitions; elimination of certain owner related expenses; interest expense on the acquisition debt and the related tax effect.

      Pro forma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been consummated as of April 1, 1998 or of future results of the combined companies.

3.  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

      Revenue Recognition

      The Company recognizes revenue when the product is inspected and accepted by its customers or the customers' authorized agent and title has transferred.

      The Company warrants that its products are free from defects in design, materials and workmanship generally for one year from the date of purchase.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of less than three months when purchased to be cash equivalents.

      Marketable Securities

The Company applies Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, marketable debt and equity securities are reported at fair value, with unrealized gains and losses from those securities reported as separate component of stockholders' equity.

      Income Taxes

      The Company follows SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the difference between the financial statement and tax basis of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse.

      Inventory

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Acquired inventory from the acquisitions was adjusted to its then fair market value. Costs of revenues include a charge of $275,000 and $531,000 in March 31, 1998 and 1999, respectively, representing the effects of this adjustment as the inventory was sold.

      Property and Equipment

      Property and equipment are stated at their fair values at the acquisition dates. Property and equipment purchased by the Company are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                 Years
                                                 -----
       Transportation equipment                  3 - 5
       Furniture, fixtures and office equipment  5 - 7
       Machinery and equipment                   5 - 7
       Buildings                                 40
                                                 Shorter of lease term
       Leasehold improvements                    or useful life

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

      Deferred Acquisition and Financing Costs

      At March 31, 1999 and 1998 costs of approximately $1,477,000 and $810,000, respectively, were capitalized in connection with financings and contemplated acquisitions.

      Computation of Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude the dilutive effects of options. Diluted earnings per share are very similar to the fully diluted earnings per share. Earnings per share have been computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share is the same as the basic amount and thus has not been presented since the effects of unissued shares, underlying warrants and options, and the conversion of preferred stock are anti-dilutive. The assumed exercise of stock options and warrants and conversion of preferred shares could potentially dilute basic earnings per share amounts in the future. Potential common shares totaling 2,288,000 and 1,732,000 were not included in the calculation of diluted earnings per share for Fiscal 1999 and 1998, respectively, since the effects of common stock equivalents were not encompassed in such calculation or are anti-dilutive.

      Effects of Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued a new disclosure standard.

      SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 has not had a material effect on the results of operations, or the financial position of the company.

      Non-Cash Investing and Financing Activities

      As additional compensation to the lenders, the Company issued 32,500 shares of common stock in connection with the settlement of the Bridge Notes. (see note 6)

      The Company acquired all the common stock of Ajax for $19,618,000 in January 1998. The Company issued 405,238 shares of Capital stock valued at $3,560,000 and paid $23,764,000 in cash, in connection with the acquisition of all the common stock of Barclay Investments, Inc., R&S Truck Body Co., Inc. and CPS Trailer Co. during fiscal 1999. In connection with the acquisitions, the following liabilities were assumed:

                                                   March 31,
                                                   ---------
                                               1998          1999
                                               ----          ----
       Fair value of assets acquired        $13,846,000   $13,782,000

       Liabilities assumed                    5,772,000     9,982,000
                                            -----------   -----------
       Cash paid for stock                  $19,618,000   $23,764,000
                                            ===========   ===========

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

      Significant accounting estimates include valuation of inventory, useful lives of property, equipment and intangible assets; the allocation of the Ajax, R&S, CPS purchase price and the measurement of contingencies.

      Fair Value of Financial Instruments

      Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For cash equivalents, marketable securities, accounts receivable, accounts payable, and debt instruments, it is estimated that the carrying amounts at March 31, 1999 and 1998 approximated fair values for these instruments because of their short-term maturities, interest rates or payment terms.

      Reclassifications

      Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

4.  Inventory, net

      Inventory is comprised of the following:

                                                    March 31,
                                                    ---------
                                           1998                  1999
                                      ---------------       ---------------

Raw materials                            $ 4,881,000          $  9,557,000
Work in progress                             380,000               979,000
Finished goods                               138,000             2,930,000

                                      ---------------       ---------------
                                         $ 5,399,000          $ 13,466,000
                                      ===============       ===============

5. Property and Equipment, net

      Property and equipment are summarized by major classifications as follows:

                                                                 March 31,
                                                                 ---------
                                                        1998                  1999
                                                   ---------------       ---------------
Transportation equipment                              $    56,000          $    572,000
Leasehold improvements                                    724,000             2,697,000
Furniture, fixtures and office equipment                   69,000             1,002,000
Machinery and equipment                                   411,000             5,116,000
Building                                                       --             8,883,000
Land                                                           --             2,622,000
                                                   ---------------       ---------------
     Total                                              1,260,000            20,892,000
Less: Accumulated depreciation and amortization            35,000               917,000

                                                   ---------------       ---------------
                                                      $ 1,225,000          $ 19,975,000
                                                   ===============       ===============

      Depreciation and amortization expense for the years ended March 31, 1998 and 1999 was $250,000 and $ 581,000, respectively.

6.  Long Term Debt and Credit Agreements

      In August 1997, the Company sold $ 325,000 of 12 % Bridge Notes to private investors. The Bridge Notes and accrued interest thereon were repaid in February 1998 and, pursuant to the Bridge Note agreements, the private investors were issued 32,500 shares of common stock as additional consideration. The value ascribed to the issuance of such shares was based on the initial public offering price of the common stock and totaled $325,000. In addition, financing fees related to the debt totaled $29,000. Such amounts were expensed over the period that the Bridge Notes were outstanding. The annualized effective rate of interest on the Bridge Notes was 121%.

      In connection with the Acquisition, the Company incurred an obligation of approximately $4,000,000 to the Ajax shareholder. The note was secured by the assets of the Company and accrued interest at a rate of 10% per annum. The outstanding principal was paid, in full in July 1999. Interest on the debt was paid on a current basis and interest expense for the period from January 27, 1998 through March 31, 1998 totaled approximately $71,000.

      In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into, with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement provides for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund the R&S and CPS Acquisitions and to retire certain indebtedness of R&S, CPS and the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable quarterly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Agreement. The rate of interest for the Loans is 7.44% at March 31, 1999. The principal amount of the Term Loan is payable quarterly in gradually increasing amounts through July 2004. Amounts outstanding under the Revolving Loan are payable in full in July 2001, subject to the Company's request, with the approval of PNC, to extend the due date for one-year periods, for a maximum extension period of three years. All amounts outstanding under the Credit Agreement is secured by a lien on substantially all of the Company's assets.

      At March 31, 1999 the total amount outstanding under the Credit Agreement was $32,625,000.

      Future net minimum principal payments under the terms of the Credit Agreement are as follows:

         Year Ending March 31,                      Amount
         ---------------------                      ------

                2000                               $ 3,438,000
                2001                                 3,750,000
                2002                                 4,688,000
                2003                                 5,000,000
                2004 and thereafter                  6,249,000
                                                ---------------
                                                   $23,125,000
                                                ===============

7. Stockholders' Equity

      Initial Public Offering

      In January 1998, the Company completed an Initial Public Offering (the "IPO") of its securities consisting of 1,150,000 shares of convertible preferred stock and 1,495,000 shares of common stock, including the exercise of the Underwriters' over-allotment option, from which it derived net proceeds of approximately $23,988,000.

      Common Stock Reserved for Issuance

      At March 31, 1998 and 1999, the Company had reserved 2,072,000 and 2,288,000 shares, respectively, for the exercise of stock options, warrants and the conversion of preferred stock.

      In November 1997, the Company effected a .758162-for-one reverse stock split, which reduced the number of shares of the Company outstanding from 2,067,500 to 1,567,500. All share and per share data have been changed to reflect the split.

      Convertible Redeemable Preferred Stock ("Preferred Stock")

      Dividends on the Company's Preferred Stock are payable at a rate of $1.02 per year on a quarterly basis, when declared by the Company's Board of Directors. The Preferred Stock is convertible into common stock on a one to one basis after July 21, 2000; the conversion rate is subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend in a timely manner.

      The Preferred Stock is redeemable by the Company, with advance notice, on or after July 22, 2000 at a price of $12 per share (plus unpaid dividends) if certain market prices for the Common Stock are achieved. The Preferred Stock holders have the authority, voting as a class, to approve or disapprove the issuance of any Company securities that are senior or comparable to the rights of the Preferred Stock, and also have a preference on the distribution of assets. In the event that dividends are in arrears for four fiscal quarters, the Preferred Stock holders will be entitled to elect two directors to the Company's Board of Directors.

      The Company's Board of Directors may not declare dividends to common stock holders unless all accrued cash dividends have been paid to Preferred Stock holders.

      Stock Options and Warrants

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt that method in place of the provisions of Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), for all arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock. The Company continues to account for such transactions in accordance with APB No. 25 and, as required by SFAS No. 123, has provided pro forma information regarding net income as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123.

      Under the 1997 Stock Option Plan the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire one to seven years from the grant date or five years for grants to shareholders who own more than 10% of the Company's stock. The options may be exercised subject to continued service and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 340,000 shares under the plan. To date the Company has granted a total of 337,500 shares.

      The per share exercise price for options granted under the Plan are determined by the Board of Directors, provided that the exercise price of incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the common stock of the Company); and further provided that through July 27, 1999, the exercise price will be the greater of 110% of the fair market value on the date of grant and the initial public offering price of the common stock. Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of common stock of the Company or, at the discretion of the Board of Directors, the Company may loan some or the entire purchase price to the optionee.

      Prior to the establishment of the 1997 Stock Option Plan, the Company granted 227,000 and 75,000 warrants to employees and a director, respectively.

      Under SFAS No. 123, the Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1998 grants: (1) expected lives of one to seven years. (2) dividend yield of 0%; (3) expected volatility of 46.5%; and (4) risk free interest rates of 5.43%. If compensation cost for the Company's stock option and warrant grants had been determined in accordance with SFAS No. 123, net income available to common stockholders would have been reduced in 1998 by approximately $65,000 and earnings per share would have been reduced by $0.04. For the year ended March 31, 1999 the stock option and warrant grants were valued with the following weighted average assumptions used for the options granted: (1) expected lives of one to seven years; (2) dividend yield of 0%; (3) expected volatility of 0%; and (4) risk-free interest rate of 4.89%. If compensation cost for the Company's stock option grants had been determined in accordance with SFAS No. 123, net income available to common stockholders and earnings per share would have been reduced by approximately $221,000 and $0.07, respectively, for the year ended March 31, 1999.

      The following table summarizes information about stock options and warrants outstanding at March 31, 1999:

                               Options Outstanding
                    ----------------------------------------
                                                                 Options/Exercisable
                                       W. A.                 ----------------------------
  Range of            Number         Remaining     W.A.         Number          W.A.
  Exercise            of Options    Contractual  Exercise     of Options      Exercise
   Prices             Outstanding      Life        Price      Exercisable       Price
--------------      ---------------------------------------------------------------------
 $5.93 - 7.25          245,880         9.50       $ 6.43            --        $    --
$9.875 - 10.50         188,000         7.51        10.14        75,000          10.50
$10.89 - 11.50         352,000         6.96        11.00        18,667          11.43
                    -----------                             ----------------------------
                       785,880         7.89       $ 9.36        93,667        $ 10.69
                    ===========                             ============================

                                                   1998                         1999
                                                   W.A.                         W.A.
                                                 Exercise                     Exercise
                                       Shares      Price        Shares          Price
                                    ------------------------ ----------------------------
Shares under Option/Warrant,
  beginning of period                       --     $ --        352,000        $ 10.890
Granted                                352,000      10.89      436,500           8.120
Canceled                                    --       --         (2,620)          5.938
Exercised                                   --       --             --              --
                                    ------------------------ ----------------------------
Shares under Option/Warrant,
  end of period                        352,000     $10.89      785,880        $  9.379
                                    ======================== ============================

      Options available for grant total 2,500. The weighted average fair value of options and warrants granted during the years ended March 31, 1998 and 1999 was $4.85 and $7.28, respectively.

      The Company has also granted 120,000 warrants to a non-related third party in connection with services rendered to the Company. Such warrants vest over a one and half year period. The compensation expense related to the grant approximates $1,080,000 for the year ended March 31, 1999.

      Underwriters' Warrants

      In connection with the IPO, the Underwriters received 130,000 common stock warrants and 100,000 of preferred stock warrants with exercise prices of $16.50 and $19.80, respectively. Such warrants expire on January 22, 2003.

8. Income Taxes

      The provision (benefit) for income taxes for the years ended March 31, 1998 and 1999 consists of the following components:

                                                          March 31,
                                                          ---------
                                                  1998                  1999
                                              -----------           -----------
Current:
     Federal                                  $   384,000           $ 2,141,000
     State                                        112,000               312,000
                                              -----------           -----------
                                                  496,000             2,453,000
                                              -----------           -----------
Deferred:
     Federal                                      (30,000)              199,000
     State                                         (8,000)             (386,000)
                                              -----------           -----------
                                                  (38,000)             (187,000)
                                              -----------           -----------
Total provision                               $   458,000           $ 2,266,000
                                              ===========           ===========

      Deferred tax assets (liabilities) consist of the following items:

                                                              March 31,
                                                              ---------
                                                         1998           1999
                                                     -----------    -----------
Deferred tax asset:
Property, plant and equipment                        $        --    $    11,000
KREDA                                                         --        373,000
Accounts receivable                                       12,000         94,000
Inventory                                                279,000        221,000
Accrued liabilities                                       10,000         45,000
Start-up costs                                                --        341,000
                                                     -----------    -----------
Total deferred tax assets, gross                         301,000      1,085,000
     Less valuation allowance                                 --       (317,000)
                                                     -----------    -----------
Total deferred tax assets                                301,000        768,000
Deferred tax liabilities:
     Property, plant and equipment basis difference      (12,000)            --
                                                     -----------    -----------
Deferred tax asset, net                              $   289,000    $   768,000
                                                     ===========    ===========

During 1996, R&S applied for and was granted status under the Kentucky Rural Economic Development Act ("KREDA"). KREDA allows the Company to receive a tax credit on income earned as a result of the Company increasing its plant size and conducting operations in a rural county. Under KREDA, the Company is allowed to use this tax credit as debt repayment.

      Reconciliation between the Company's effective tax-rate and the U.S. statutory rate for the years ended March 31, 1999 and 1998 are as follows:

                                                                 March 31,
                                                                 ---------
                                                             1998        1999
                                                            ------      ------

U.S. statutory rate applied to pretax income                  34.0        34.0%
State tax provision, net of federal tax benefit                6.0         7.8
Non deductible acquisition costs                              11.5        (1.7)
Amortization of goodwill                                       5.5         6.2
KREDA                                                           --        (2.1)
Valuation                                                       --        (5.5)
Other                                                           --         0.7
                                                            ------      ------
Total effective tax rate                                      57.0%       39.4%
                                                            ======      ======

9. Related Party Transactions

      The Company leases its New Jersey manufacturing facility from the sole stockholder of Ajax prior to the acquisition. The lease provides for annual rent of $600,000 per year plus reimbursable expenses, payable monthly, for a five year period with four renewal options totaling twenty years. During the initial term of the lease, the Company also has an option to purchase the leased Ajax facility for $6.5 million.

      Fees paid to Directors and officers for services rendered in connection with the acquisition of Ajax totaled approximately $160,000. Fees for the acquisition of R&S and CPS totaled approximately $813,000 including out of pocket expenses and an advance on future acquisitions.

      At March 31, 1998 and 1999, the Company had advanced $810,000 and $215,000, respectively, to an entity controlled by a stockholder of the Company for costs incurred on potential acquisitions.

      The Company and certain officers and consultants have executed employment agreements which provide for, in certain circumstances, minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:

     Year Ending March 31,                                Amount
     ---------------------                                ------

            2000                                         1,205,000
            2001                                         1,089,000
            2002                                           265,000
            2003                                            78,000
                                                       -----------
                                                       $ 2,637,000
                                                       ===========

10. Major Customers and Concentrations

      Major Customers

      Three customers individually accounted for 21%, 19% and 14% of net sales for the year ended March 31, 1999.

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

      Concentrations

      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 1999 approximately $506,000 and $526,000 were invested in two domestic money market funds. At March 31, 1998 approximately $1,800,000 and $999,000 were invested in two Domestic Money Market funds.

      Credit Risk

      Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

      At March 31, 1998, the Company had four customers with individual balances in excess of ten percent of consolidated accounts receivable. In the aggregate, these four customers comprised approximately 98% of the net accounts receivable. At March 31, 1999, the Company has one customer with an individual balance in excess of 10% of consolidated accounts receivable. In the aggregate, this one customer comprises approximately 18% of the net accounts receivable balance.

11. Commitments and Contingencies

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

      On March 16 1999 the Company and the New Jersey Department of Environmental Protection (NJDEP) entered into a Stipulation of Settlement by which the Company, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. In exchange, NJDEP (1) has withdrawn and settled all alleged Company emission exceedences of air volatile compounds ("VOCS") dating from the initiation of Company and predecessor business in 1992 through February 28, 1999; and (2) has granted the Company a new VOC permit that roughly doubles allowable emissions to 51.5 tons per year. As required under the new VOC permit, the Company has installed a system to compute VOC emissions and periodically reconcile such computations with company purchasing and production data. The Company projects that at current rates of production, VOC permit limits for 1999 may be exceeded.

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

      Operating Leases

      The Company leases facilities and equipment under operating leases expiring through 2004. Some of the leases have renewal options and most contain provision for passing though certain incremental cost. Future net minimum annual rental payments under non-cancelable leases are as follows:

     Year Ending March 31,                                Amount
     ---------------------                                ------

            2000                                         $ 910,000
            2001                                           870,000
            2002                                           796,000
            2003                                           685,000
            2004                                            96,000
                                                       -----------
                                                       $ 3,357,000
                                                       ===========

      Rent expense for the year ended March 31, 1999 and 1998 totaled $610,000 and $140,000 respectively.

12. Quarterly Information (Unaudited)

      Below is selected quarterly information for the year ended March 31, 1999. (in thousands, except for per share data)

                                                                       For the Quarters ended
                                                                       ----------------------
                                        1999            June 30       September 30     December 31   March 31
                                                        -----------------------------------------------------
                                                                 in thousands, except per share data
Revenue                                                 $ 7,880         $ 17,245        $ 23,732     $ 26,595
Operating income                                            809            1,792           2,822        2,418
Income Taxes                                                327              586             785          568
Net Income                                                  340              681           1,155        1,306
Net income available to common stockholders             $    47         $    387        $    861     $  1,014
                                                        =====================================================
Basic and diluted net income per share                  $  0.02         $   0.12        $   0.25     $   0.30
                                                        =====================================================

13.  Segment Information

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, Financial Reporting for Segments of A Business Enterprise, establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS

No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Below are the selected financial segment data for the years ended March 31, 1999 and 1998. (in thousands)

                                                       Truck
March 31, 1999                         Chassis         Bodies      Consolidated
--------------                         -------         ------      ------------
(in thousands)

Revenue                                $49,915        $25,537        $75,452
Operating Income                         4,722          3,120          7,842
Identifiable Assets                     50,692         36,317         87,009
Capital Expenditures                     3,934          4,870          8,804

March 31, 1998
(in thousands)

Revenue                                $ 7,936             --          7,936
Operating Income                         1,305             --          1,305
Identifiable Assets                     31,560             --         31,560
Capital Expenditures                       197             --            197

      As a result of the acquisition of Ranor, Inc. (Note 13), the Company has gone through a reorganization of its' operating divisions, whereby they created an aerospace division and a trucking division. Any subsequent segment disclosure will be prepared on this basis.

14. Subsequent Events (Unaudited)

      In June 1999, pursuant to the terms of a Stock Purchase Agreement dated April 1999, the Company acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"). In consideration for such capital stock the Company issued to the shareholders of CCC an aggregate of 180,000 shares of common stock of the Company. In addition, the shareholders of CCC will receive up to an additional 120,000 shares of the Company's Common Stock if the Company acquires any of a group of companies previously targeted for acquisition by CCC.

      Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, Inc. ("Ranor") a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid to Ranor was $28,800,000, subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. The acquisition will be accounted for as a purchase and, accordingly, the Company's first quarter ending June 30, 1999 financial statements will only reflect the activity of Ranor for the period of June 15, 1999 through June 30, 1999.

      The funds for the acquisitions were obtained by an increase from $40,000,000 to $68,125,000 of the Company's credit facility arrangement through PNC Bank, NA and PNC Capital Markets. The Company's Credit Agreement, as amended, provides for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,0000 (collectively, the "Loans"). The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005, respectively. Amounts outstanding under the Revolving Loan are payable in full in July 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. All amounts due under the Credit Agreement are secured by a lien on all the Company's assets. The rate of interest for the amounts currently outstanding under the Credit Agreement is approximately 7.44%.

      In connection with the acquisitions the Company incurred approximately $1,700,000 in investment advisory and finder's fees, and legal and accounting expenses. The Company incurred approximately $1,000,000 in fees and expenses, including bank fees, in connection with the increase and amendment of the existing credit facility.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Standard Automotive Corporation

Hillsborough Township, New Jersey

      We have audited the accompanying statements of income and retained earnings and cash flows of Ajax Manufacturing Company (the "Company") for the period of April 1, 1997 through January 26, 1998 and the year ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the period of April 1, 1997 through January 26, 1998 and the year ended March 31, 1997 in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                           Ajax Manufacturing Company

                   Statements of Income and Retained Earnings
                                 (in thousands)

                                                                             Period from
                                                         Year ended         April 1, 1997
                                                          March 31,      through January 26,
                                                            1997                1998
                                                         ----------      -------------------
Revenues                                                  $ 22,356            $ 25,134
Operating costs and expenses:
    Cost of revenues                                        17,027              19,898
    Selling, general and administrative expenses             2,510               1,431

                                                          --------            --------
Total operating costs and expenses                          19,537              21,329
                                                          --------            --------

Operating income                                             2,819               3,805

Interest expense                                                --                  --
Other income (expense):
    Excise tax settlement                                       --                (830)
    Investment income                                           77                  40

                                                          --------            --------
Income before income taxes                                   2,896               3,015
Provision for income taxes                                   1,168               1,272

                                                          --------            --------
Net income                                                   1,728               1,743
Retained earnings, beginning of period                       5,224               6,952

                                                          --------            --------
Retained earnings, end of period                          $  6,952            $  8,695
                                                          ========            ========

               See accompanying notes to financial statements.

                           Ajax Manufacturing Company

                            Statements of Cash Flows
                                 (in thousands)

                                                             Year             Period from
                                                             Ended           April 1, 1997
                                                           March 31,      through January 26,
                                                             1997                1998
                                                           ---------      -------------------
Cash flows from operating activities:
Net income                                                  $ 1,728             $ 1,743
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Bad debt provision                                        7                  25
        Depreciation and amortization                           124                 133
        Deferred taxes                                           (7)                (58)
     Change in assets and liabilites:
        Accounts receivable                                  (1,793)             (3,004)
        Inventory                                              (174)             (2,429)
        Other receivables                                        94                  --
        Prepaid expenses                                        (61)                 25
        Accounts payable and accrued expenses                 1,043               1,075
        Income taxes payable                                   (414)              1,087

                                                            -------             -------
Net cash provided by (used in) operating activities             547              (1,403)
                                                            -------             -------

Cash flows from investing activities:
Issuanceof note receivable - related parties                   (300)                (35)
Acquisition of property and equipment                          (171)               (211)

                                                            -------             -------
Net cash used in investing activities                          (471)               (246)
                                                            -------             -------

Cash flows from financing activities:
     Borrowings from (payment of) short term debt                --                 350

                                                            -------             -------
Net cash provided by financing activities                        --                 350
                                                            -------             -------

Net increase (decrease) in cash and cash equivalents             76              (1,299)
Cash and cash equivalents, beginning of period                1,482               1,558

                                                            -------             -------
Cash and cash equivalents, end of period                    $ 1,558             $   259
                                                            =======             =======

Supplemental disclosures of cash flow information
     Cash paid during the period for:
Interest                                                    $    --             $    --
Income taxes                                                  1,721                 298

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

3. Short-Term Borrowings

      In November 1995, the Company entered into a revolving line of credit agreement with a bank (the "Agreement") which permits borrowings up to the lesser of (1) $2,000,000 or (2) the sum of defined account receivables and inventory levels, plus $750,000. Interest on the revolving line of credit was payable monthly at the bank's rate, plus 2%. As of January 26, 1998 there was a balance outstanding of $350,000. Interest expense for the year ended March 31, 1997 and the period ending January 26, 1998 totaled $0 and $1,000, respectively.

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

4. Income Taxes

      The provision (benefit) for income taxes in the statements of income and retained earnings consists of the following components:

                                           Year ended           April 1, 1997
                                            March 31,        through January 26,
                                              1997                  1998
                                          -----------           ------------
Current:
     Federal                              $   910,000           $ 1,031,000
     State                                    265,000               300,000

Deferred:
     Federal                                   (6,000)              (46,000)
     State                                     (1,000)              (13,000)
                                          -----------           -----------
Total provision                           $ 1,168,000           $ 1,272,000
                                          ===========           ===========

      A reconciliation between the Company's effective tax-rate and the U.S. statutory rate is as follows:

                                                                 Period from
                                                Year ended      April 1, 1997
                                                 March 31,   through January 26,
                                                   1997              1998
                                                ----------   -------------------

U.S. statutory rate applied to pretax income       34.0%             34.0%
State tax provision, net of federal tax benefit     7.0               7.0
Other                                              (0.7)              1.0
                                                   ----              ----
Total effective tax rate                           40.3%             42.0%
                                                   ====              ====


5. Related Party Transactions

      Lease Obligations with Stockholder

      The Company leases its manufacturing and office facilities from its sole Stockholder on a monthly basis. Rent expense incurred by the Company is $620,000 and $508,000 for the year ended March 31, 1997 and for the period from April 1, 1997 through January 26, 1998, respectively.

      Selling, General and Administrative Expense

      The Company did not have employment agreements with its President; also the Company's Stockholder and his son, an officer of the Company ("Officer"). The Stockholder's and Officer's compensation varies with the overall performance of the Company and is generally subject to limitations imposed by financial institutions, which have outstanding indebtedness with the Company. Salary and incentives expense for the Company's Stockholder were $581,947 and $113,846 for the year ended March 31, 1997 and the period from April 1, 1997 through January 26, 1998, respectively. Salaries and incentives expense for the Officer were $680,546 and $173,231 for the year ended March 31, 1997 and for the period from April 1, 1997 through January 26, 1998, respectively.

      Guarantees

      Through various guarantees, the Company's Stockholder is contingently liable for repayment of certain indebtedness of the Company. There was no outstanding principal of such borrowings at March 31, 1997, the balance outstanding at January 26, 1998 totaled $350,000. There are no direct costs to the Company associated with these guarantees.

6. Major Customers and Concentrations

      Major Customers

      Listed below are customers who individually accounted for 10% or more of net sales for the year ended March 31, 1997 and the period from April 1, 1997 through January 26, 1998.

      Customer          1997        1998 Period
      --------          ----        -----------

      A                 57%         59%
      B                 33          --
      C                 --          --
      D                 --          24
                       -----       -----
            Total       90%         83%

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

      Internal Revenue Service ("IRS") Review

      Revenue derived from sales of the Company's manufactured chassis is subject to Federal excise tax. The Company uses certain estimates and valuation assumptions in calculating excise tax liabilities. In July 1997, the IRS notified Ajax of an assessment totaling $1,722,000, (which included $287,000 of penalties) for the period from March 1995 through December 1996. In November of 1997 the Company and its outside counsel decided to pursue a settlement agreement and the Company paid approximately $830,000 to settle this matter.