Form 10-Q
period 1999-06-30
STANDARD AUTOMOTIVE CORP
filed 1999-07-29
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended June 30, 1999

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ to___________________

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

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class                    Name of each Exchange on which Registered
-------------------                    -----------------------------------------
Common Stock                           American Stock Exchange
8 1/2% Senior Convertible Redeemable   American Stock Exchange
Preferred Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 28, 1999 was $34,872,000 based upon a last sale price of $16.9375.

      As of July 28, 1999, the registrant had a total of 3,680,124 shares of Common Stock outstanding and 1,150,000 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Three Months Ended June 30, 1999

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----

Part I.  Financial Information

    Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets as of March 31, 1999 (audited) and
       June 30, 1999                                                           3

       Consolidated Statements of Income for the three months ended
       June 30, 1998 and 1999                                                  4

       Consolidated Statements of Stockholders' Equity for the period
       ended June 30, 1999                                                     5

       Consolidated Statements of Cash Flows for the three months
       ended June 30, 1998 and 1999                                            6

       Notes to Consolidated Financial Statements                              7

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                             10

Part II. Other Information

    Item 5. Significant Events                                                14

    Item 6. Exhibits and Reports on Form 8-K                                  14

Signatures                                                                    15

                          PART I. Financial Information

Item 1.  Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                      March 31,  June 30,
                                                                        1999       1999
                                                                      --------   --------
Assets

Cash and cash equivalents                                             $  3,686   $  3,103
Marketable Securities                                                      102        102
Accounts receivable, net of allowance for doubtful accounts
     of $112 and $119, respectively                                      7,032     15,989
Other receivables                                                          551        109
Inventory, net                                                          13,466     15,104
Prepaid expenses                                                           980        701
Deferred taxes                                                             768        768
                                                                      --------   --------
     Total current assets                                               26,585     35,876

Property and equipment, net of accumulated depreciation and
     amortization of $917 and $1,383, respectively                      19,975     25,306
Intangible assets, net of accumulated amortization of
     $1,173 and $1,369, respectively                                    29,000     31,278
Excess of purchase price over net assets acquired                           --     23,079
Deferred acquisition and financing costs                                 1,477      2,452
Other assets                                                               415        608
                                                                      --------   --------
         Total assets                                                 $ 77,452   $118,599
                                                                      ========   ========

Liabilities and Stockholders' Equity
Accounts payable                                                      $  9,941   $ 13,659
Accrued expenses                                                         1,760      2,582
Current portion of long term debt                                        3,438      4,000
Income taxes payable                                                       171      1,101
Other current liabilities                                                1,845      3,861
                                                                      --------   --------
     Total current liabilities                                          17,155     25,203

Long term debt                                                          29,381     58,618
                                                                      --------   --------
         Total liabilities                                              46,536     83,821

Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
      3,000,000 shares authorized, 1,150,000 issued and outstanding          1          1
Common stock, $ .001 par value 10,000,000 shares authorized,
     3,500,124 and 3,680,124 issued and outstanding, respectively            4          4
Additional paid-in capital                                              28,443     31,058
Retained earnings                                                        2,468      3,715
                                                                      --------   --------
     Total stockholders' equity                                         30,916     34,778
                                                                      --------   --------
         Total liabilities and stockholders' equity                   $ 77,452   $118,599
                                                                      ========   ========

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                       For the Three Months Ended June 30,
                (in thousands, except net income per share data)

                                                                1998       1999
                                                              -------    -------

Revenues, net                                                 $ 7,880    $35,044
Operating costs and expenses:
    Cost of revenues                                            6,153     28,261
    Selling, general and administrative expenses                  728      3,087
    Amortization of intangible assests                            190        326
                                                              -------    -------
    Total operating costs and expenses                          7,071     31,674

                                                              -------    -------
Operating income                                                  809      3,370
Interest expense                                                   86        682
Other expense, net                                                 56         42
                                                              -------    -------

Income before income taxes                                        667      2,646
Provision for income taxes                                        327      1,106

                                                              -------    -------
Net income                                                        340      1,540
Preferred dividend                                                293        293

                                                              -------    -------
Net income available to common stockholders                   $    47    $ 1,247
                                                              =======    =======

Basic net income per share                                    $  0.02    $  0.35
                                                              =======    =======
Diluted net income per share                                  $  0.02    $  0.35
                                                              =======    =======

Basic weighted average number of shares outstanding             3,095      3,530
Diluted weighted average number of shares outstanding           3,095      3,572

 The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                              Preferred                      Common                     Additional                         Total
                                Shares       Preferred       Shares         Common        Paid In       Retained       Stockholders'
                             Outstanding       Stock      Outstanding       Stock         Capital       Earnings         Equity
                             -----------       -----      -----------       -----         -------       --------         ------
Balance - March 31, 1999          1,150      $      1          3,500       $      4       $ 28,443      $  2,468        $ 30,916

Shares Issued for
    Acquisition                      --            --            180             --          2,565            --           2,565

Options Issued                       --            --             --             --             50            --              50

Preferred Stock
    Dividend                         --            --             --             --             --          (293)           (293)

Net Income                           --            --             --             --             --         1,540           1,540

                               --------      --------       --------       --------       --------      --------        --------
Balance - June 30, 1999           1,150      $      1          3,680       $      4       $ 31,058      $  3,715        $ 34,778
                               ========      ========       ========       ========       ========      ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                       For the Three Months Ended June 30,
                                 (in thousands)

                                                             1998        1999
                                                           --------    --------
Cash flows from operating activities:
Net income                                                 $    340    $  1,540
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                            244         830
       Non-cash interest and compensation                        98          50
       Deferred taxes                                           (68)         --
    Change in assets and liabilites:
       Accounts receivable                                    1,770      (6,498)
       Inventory                                             (3,523)       (191)
       Prepaid expenses and other                                74         536
       Accounts payable and accrued expenses                  1,333       5,284
       Income taxes payable                                    (455)        930
                                                           --------    --------
Net cash (used in) provided by operating activities            (187)      2,481
                                                           --------    --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired              --     (25,336)
    Deferred acquisition costs                                 (106)         --
    Acquisition of property and equipment                      (761)       (835)
                                                           --------    --------
Net cash used in investing activities                          (867)    (26,171)
                                                           --------    --------
Cash flows from financing activities:
    Proceeds from bank loan                                      --      25,000
    Repayment bank loan                                          --        (625)
    Deferred financing costs                                     --        (975)
    Preferred dividend payment                                 (293)       (293)
    Other                                                        --          --
                                                           --------    --------
Net cash (used in) provided by financing activities            (293)     23,107
                                                           --------    --------

Net decrease in cash and cash equivalents                    (1,347)       (583)
Cash and cash equivalents, beginning of period                3,357       3,686
                                                           --------    --------
Cash and cash equivalents, end of period                   $  2,010    $  3,103
                                                           ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                            $    118    $    662
       Income taxes                                             850         179
Noncash investing and financing activities:
    Capital stock and debt issued for acquisition of
       businesses and assets                                     --       7,865

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organizational and Business Combination

      Standard Automotive Corporation (the "Company" or "SAC") was formed and incorporated in Delaware in January 1997. The Company's principal activity is the manufacture of trailer chassis, dump truck bodies, dump trailers, truck suspensions and other related assemblies for domestic customers in the inter-modal industry, construction and agricultural industries, through its wholly owned subsidiaries, Ajax Manufacturing Co., Inc. ("Ajax"), R/S Truck Body Co., Inc. ("R/S") and CPS Trailer Co., Inc. ("CPS"), hereafter collectively referred to as the Company's subsidiaries.

      In June 1999, pursuant to the terms of a Stock Purchase Agreement dated April 1999, the Company acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"). In consideration for such capital stock the Company issued to the shareholders of CCC an aggregate of 180,000 shares of common stock of the Company.

      Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, Inc. ("Ranor") a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid for Ranor was $30,600,000 including acquisition related expenses of approximately $1,800,000, subject to final adjustment, of which $25,300,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. Management estimates that a material portion of the excess purchase price over net assets acquired will be allocated to property and equipment. The Company is in the process of obtaining independent appraisals to value the assets and determine their useful lives. Such determination should be completed by the end of September 1999. Funds to complete the Ranor acquisition were obtained by increasing the amounts outstanding under the Company's credit facility as described in Note 3. The acquisition has been accounted for as a purchase and, accordingly, the Company's first quarter ending June 30, 1999 financial statements reflect the activity of Ranor for the period from June 16, 1999 through June 30, 1999.

2. Proforma Information (Unaudited)

      The following summarized, unaudited proforma information for the three months ended June 30, 1999 assumes that the acquisition of Ranor had occurred on April 1, 1999 (in thousands except per share data):

                                         SAC      Ranor   Adjustments   Proforma
                                       -------   -------  -----------   --------

Revenues, net                          $35,044   $ 4,890    $    --     $39,934
Operating income                         3,370     1,138       (544)      3,964
Net income                             $ 1,540   $ 1,008    $  (606)    $ 1,942
                                       =======   =======    =======     =======
Preferred dividend                         293        --         --         293
Basic net income per share             $  0.35                          $  0.45
                                       =======                          =======
Diluted net income per share           $  0.35                          $  0.44
                                       =======                          =======
Basic weighted average number
     of shares outstanding               3,530        --        150       3,680
Diluted weighted average number
     of shares outstanding               3,572        --        150       3,722

      The proforma operating results reflect estimated adjustments for amortization expense on intangibles arising from the acquisition, interest expense on the acquisition debt and the related tax effect.

      Proforma results of operations information is not necessarily indicative of the results of operations that would have occurred had the acquisitions been consummated as of April 1, 1999 or of future results of the combined companies.

3. Long Term Debt and Credit Agreements

      In July 1998, the Company and certain of its subsidiaries (acting as Guarantors) entered into, with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement provides for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund acquisitions and to retire certain indebtedness of the Company. Proceeds available under the Revolving Loan may be used for general working capital. Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Agreement. The rate of interest for the Loans is 8.21% at June 30, 1999. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

      In order for the Company to consummate the acquisition of Ranor in June 1999, the Company obtained an increase in its existing credit facility arrangement from $40,000,000 to $68,125,000 through PNC Bank, NA and PNC Capital Markets. The Company's Credit Agreement, as amended, provides for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000. The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005, respectively. Amounts outstanding under the Revolving Loan are payable in full in July 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. The Company incurred approximately $1,000,000 in fees and expenses, including bank fees, in connection with the increase and amendment of the existing credit facility.

      As part of the Ranor acquisition the seller's were issued $5,300,000 of three year, 6% interest only, convertible subordinated notes.

      At June 30, 1999 the total amount outstanding under the Credit Agreement was $57,197,000.

4. Segment Information

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

Below are the selected financial segment data for the three months ended June 30, 1999 and 1998. (in thousands)

                                                    Critical
                                Trailer/Truck      Components
June 30, 1999                      Division         Division        Consolidated
-------------                      --------         --------        ------------

Revenue                            $ 33,894         $  1,150         $ 35,044
Operating Income                      3,108              262            3,370
Identifiable Assets                  85,344           33,255          118,599
Capital Expenditures                    835               --              835

June 30, 1998
-------------

Revenue                            $  7,880               --            7,880
Operating Income                        809               --              809
Identifiable Assets                  33,011               --           33,011
Capital Expenditures                    761               --              761

      As a result of the acquisition of Ranor, Inc., the Company has gone through a reorganization of its' operations, whereby creating the two divisions.

5. Related Party Transactions

      In June 1999, the Company completed the acquisition of all the common stock of CCC and simultaneously, through CCC, acquired substantially all of the assets of Ranor. As part of the fees paid related to the acquisition, Redstone Advisors, a partnership of which William Merker and Redstone Capital Corp. (a corporation owned by Andrew Levy and certain of his affiliates) are principals received a cash fee of $905,000 and related out-of-pocket expenses. In addition, for their interests as shareholders of CCC, William Merker and Andrew Levy (and certain of Mr. Levy's affiliates) were issued 120,000 and 60,000 shares of the Company's Common Stock, respectively. They may receive up to a total of 120,000 shares of the Company's Common Stock if the Company acquires any of a group of companies previously targeted for acquisition by CCC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with the Company's 10-K Annual Report.

Overview

      Due to the acquisition of Ranor in June 1999, the Company has organized itself into two separate operating divisions, the Trailer/Truck Division and the Critical Components Division. These two divisions are separate and distinct from one another and require different management and reporting requirements.

      The Trailer/Truck Division manufactures trailer chassis, dump truck bodies and specialty trailers includes the following companies:

      o Ajax, at both its New Jersey and Mexican Facilities, manufactures trailer chassis to customer order and remanufactures existing chassis. Revenues are recognized when the finished product is inspected and accepted by the customer or its agent and title has transferred. The market for chassis is cyclical and is affected by overall economic conditions, in particular the needs of the transportation industry. Remanufacturing existing chassis tends to be counter-cyclical to the manufacturing of new chassis. Ajax was acquired in January 1998. The Mexican facility began initial production in April 1999 with revenues commencing in May 1999.

      o R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R/S was acquired in July 1998.

      o CPS is primarily engaged in the design, manufacture and sale of dump trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries. CPS was acquired in September 1998.

      The sales forces of R/S and CPS have begun to coordinate their activities and each now offers the products of the other. The R/S and CPS product lines complement each other. Coordinating activities allows each sales force to market a more diverse product line and each of the product lines to be offered to a wider customer base.

      The Critical Components Division includes the following company:

      o Ranor is primarily engaged in the fabrication, manufacture and sale of large precision components and assemblies for the aerospace, nuclear, industrial and military industries. Ranor was acquired in June 1999.

      Part of the Company's strategy is to grow through expansion of product lines and acquisitions such as the recently completed acquisition of Ranor and the establishment of the Mexican facility. The Company's continued expansion may place a strain on the Company's management, operational, financial and other resources. The Company's expansion plans will depend on our ability to identify appropriate targets for acquisition and obtain the necessary financing for acquisitions. Further, the success of the Company's efforts will depend on its ability to market new products, absorb new management and other personnel, reduce duplicative overhead and manage geographically dispersed operations. There can be no assurance that we can successfully expand our operations or manage our growth.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of the Company's Consolidated Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net revenues. The three months ended June 30, 1998 reflect the consolidated amounts of Standard and Ajax only. The three months ended June 30, 1999 reflect the consolidated amounts of Standard, Ajax, R/S, CPS for the entire period and Ranor from the date of acquisition (rounded).

                                             For the Three Months Ended June 30,
                                             ----------------------------------
                                                   1998               1999
                                             ---------------    ---------------

      Revenues, net                          $ 7,880   100.0%   $35,044   100.0%

      Cost of revenues                         6,153    78.1     28,261    80.6
      Selling, general and administrative        728     9.2      3,087     8.8
      Amortization of intangiable assets         190     2.4        326     0.9

                                             -------   -----    -------   -----
      Operating income                           809    10.3      3,370     9.6
      Other expense                              142     1.8        724     2.1

                                             -------   -----    -------   -----
      Income before provision for taxes          667     8.5      2,646     7.6
      Provision for income taxes                 327     4.1      1,106     3.2

                                             -------   -----    -------   -----
      Net income                             $   340     4.3%   $ 1,540     4.4%
                                             =======   =====    =======   =====

      The following discussion provides information regarding the Company's results of operations for the three months ended June 30, 1999 ("1999") and June 30, 1998 ("1998").

Comparison of Three Months Ended June 30, 1999 to June 30, 1998

      Net Revenues in 1999 were $ 35,044,000, an increase of 345% from net revenues of $7,880,000 for 1998. The increase in revenues reflects a shift of the Company's business from the remanufacture of used chassis to the manufacture of new chassis, a general improvement in the trailer industry, along with the acquisitions of R/S, CPS and Ranor. These acquisitions contributed revenue representing 27%, 18% and 3%, respectively, of net revenues.

      Cost of Revenues increased to $28,261,000 or 81% of net revenues in 1999 from $6,153,000 or 78% of net revenues in 1998, principally as a result of the acquisitions of R/S, CPS and Ranor and the shift in the Company's product mix. Cost of revenues as a percentage of net revenues increased during 1999 as the mix of the Company's business reflected an increase in the sale of lower margin, new trailer chassis.

      Selling, General & Administrative Expenses were $3,087,000 during 1999 an increase of $2,359,000 from $728,000 incurred during 1998. SG&A expenses, as a percentage of net revenue, decreased to 8.8%, down from 9.2% during 1998. The increase in the dollar amount of SG&A in 1999 principally reflects $1,675,000 arising from the addition of the R/S, CPS and Ranor acquisitions. Additional expenses related to an increase in selling efforts, upgrade information technology systems and general corporate overhead including officers' salaries have been slowed.

      Interest Expense increased to $682,000 in 1999 from $86,000 during 1998, reflecting debt incurred to complete the acquisitions of R/S, CPS and Ranor during 1999.

Liquidity and Capital Resources

      The Company generated $2,481,000 of cash in operating activities during 1999 as compared to $187,000 used in operating activities during 1998. The cash generated in operating activities during 1999 reflects primarily an increase in net income, increased depreciation and amortization of intangible assets of $830,000, an increase in accounts payable and accrued expenses and other liabilities of $6,214,000, which was offset by an increase in accounts receivable and inventory of $6,689,000. The net cash used in investing activities was $26,029,000 during 1999 as compared to $867,000 used in investing activities during the prior year. The cash used in investing activities during 1999 was primarily for the acquisition of Ranor and for the acquisition of other property, plant and equipment and additional capitalized acquisition costs. The cash generated by financing activities was solely derived from the incremental proceeds from the $25,000,000 June 1999, Loan between the Company and certain of its subsidiaries (acting as Guarantors) and PNC which was used for the acquisition of Ranor.

      The Credit Agreement, as amended, provides for a Term Loan in the amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (collectively, the "Loans"). The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005,
respectively. Amounts outstanding under the Revolving Loan are payable in full in June 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. All amounts due under the Credit Agreement are secured by a lien on all the Company's assets. The rate of interest for the amounts outstanding under the Credit Agreement is 8.21% at June 30, 1999. The Company made scheduled principal payments of $625,000 in June 1999.

      Capital expenditures were $835,000 in 1999 compared to $761,000 in 1998. Capital expenditures incurred during 1999 were primarily for the continued investment of $269,000 in the new plant in Mexico to service the Western part of the United States, the purchase and installation of a new computer network system and the refurbishing of the new corporate back office facility. The Company anticipates that capital expenditures during the fiscal year ending March 31, 2000 will not substantially exceed those of the preceding years as the Company expands its operations.

      The annual dividend requirement on the Preferred Stock is $1,173,000. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Preferred Stock. In addition, at June 30, 1999, the Company had $62,618,000 in total debt outstanding, primarily consisting of $57,197,000 in notes payable to PNC, $5,300,000 of three year, 6%, convertible subordinated notes to the seller's of Ranor and the balance to various other small creditors.

      The Company continues to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock as consideration for acquisition targets.

      At June 30, 1999, the Company had working capital of $10,673,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash on hand from the Revolving Loan facility.

Year 2000 Compliance

      The Company continues to address the impact of the Year 2000 issue on its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year. If not corrected, certain computer applications may fail or create erroneous results at the year 2000.

      The Company has performed a comprehensive review of its computer systems identifying those systems, which could be adversely affected by the Year 2000 issue. The Company presently believes that with modifications to existing hardware and software and conversion to new software the Year 2000 problem will not pose significant operational problems for the Company's computer systems as modified and converted.

      The Company replaced substantial portions of its computer hardware and software during fiscal 1999, as it integrated the operations of Ajax, R/S, CPS, Ranor and the Mexican facility. The R/S and CPS facilities require additional modification and conversion of their computer systems. Management estimates that the cost of upgrading the R/S and CPS facilities will be approximately $200,000. These operational upgrades would be necessary even without Year 2000 issues.

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

      Because Year 2000 issues may also impact our customers and suppliers, the Company is in the process of obtaining information from key suppliers and customers on their Year 2000 readiness.

Statement Regarding Forward-Looking Statements

      This Quarterly Report includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or belief concerning future events that involve risks and uncertainties, including the demand for our products, the costs of supplies and raw materials. All statements other than statements of historical facts included in this Quarterly Report including, without limitation, the statements under "Management Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in the Quarterly Report, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                           PART II. Other Information

Item 5. Significant Events

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

      Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, Inc. ("Ranor") a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid for Ranor was $30,600,000 including acquisition related expenses of approximately $1,800,000, subject to final adjustment, of which $25,300,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. Management estimates that a material portion of the excess purchase price over net assets acquired will be allocated to property and equipment. The Company is in the process of obtaining independent appraisals to value the assets and determine their useful lives. Such determination should be completed by the end of September 1999. Funds to complete the Ranor acquisition were obtained by increasing the amounts outstanding under the Company's Credit Agreement as previously described. The acquisition has been accounted for as a purchase and, accordingly, the Company's first quarter ending June 30, 1999 financial statements reflect the activity of Ranor for the period from June 16, 1999 through June 30, 1999.

      The Company incurred approximately $1,000,000 in fees and expenses, including bank fees, in connection with the increase and amendment of the existing credit facility.

Item 6. Exhibits and Reports on Form 8-K

      (b) Reports on Form 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION


By:          /s/ Steven Merker                   Date:  July 29, 1999
----------------------------------------
              Steven Merker
   Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                       Date
----------                                       ----


/s/ Steven Merker                                July 29, 1999
----------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Roy Ceccato                                  July 29, 1999
----------------------------------------
Roy Ceccato
Chief Financial Officer