Form 10-Q
period 1999-09-30
STANDARD AUTOMOTIVE CORP
filed 1999-11-12
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter Ended September 30, 1999

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________________ to ____________________

Commission File Number: 001-13657
                        ---------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of November 5, 1999 was $18,437,000 based upon a last sale price of $8.88.

      As of November 5, 1999, the Registrant had a total of 3,697,524 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                     Index to Quarterly Report on Form 10-Q

                               September 30, 1999

                                                                           Page
                                                                           ----
Part I. Financial Information

  Item 1. Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 and
      September 30, 1999                                                     3

      Consolidated Statements of Income for the three and six months
      ended September 30, 1998 and 1999                                      4

      Consolidated Statements of Stockholders' Equity for the period
      ended September 30, 1999                                               5

      Consolidated Statements of Cash Flows for the six months ended
      September 30, 1998 and 1999                                            6

      Notes to Consolidated Financial Statements                             7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.       13

Part II. Other Information

  Item 1   Legal Proceedings                                                13

  Item 5.  Subsequent Events                                                13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

Signatures                                                                  14

                          PART I. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                        March 31,  September 30,
                                                                           1999         1999
                                                                        --------     --------
Assets

Cash and cash equivalents                                               $  3,686     $  5,464
Marketable Securities                                                        102          102
Accounts receivable, net of allowance for doubtful accounts
     of $112 and $124, respectively                                        7,032       15,754
Other receivables                                                            551            5
Inventory, net                                                            13,466       19,115
Prepaid expenses                                                             980          545
Deferred taxes                                                               768          768
                                                                        --------     --------
     Total current assets                                                 26,585       41,753

Property and equipment, net of accumulated depreciation and
     amortization of $917 and $2,350 respectively                         19,975       25,760
Intangible assets, net of accumulated amortization of
     $1,173 and $1,771, respectively                                      29,000       31,470
Excess of purchase price over net assets acquired                             --       23,079
Deferred acquisition and financing costs                                   1,477        2,472
Other assets                                                                 415          532
                                                                        --------     --------
         Total assets                                                   $ 77,452     $125,066
                                                                        ========     ========

Liabilities and Stockholders' Equity

Accounts payable                                                        $  9,941     $ 16,863
Accrued expenses                                                           1,760        3,100
Current portion of long term debt                                          3,438        4,000
Income taxes payable                                                         171          211
Other current liabilities                                                  1,845        5,810
                                                                        --------     --------
     Total current liabilities                                            17,155       29,984

Long term debt                                                            29,381       59,218
                                                                        --------     --------
         Total liabilities                                                46,536       89,202

Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
      3,000,000 shares authorized, 1,132,600 issued and outstanding            1            1
Common stock, $ .001 par value 10,000,000 shares authorized,
     3,500,124 and 3,697,524 issued and outstanding, respectively              4            4
Additional paid-in capital                                                28,443       31,108
Retained earnings                                                          2,468        4,751
                                                                        --------     --------
     Total stockholders' equity                                           30,916       35,864
                                                                        --------     --------
         Total liabilities and stockholders' equity                     $ 77,452     $125,066
                                                                        ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                For the Three and Six Months Ended September 30,
                (in thousands, except net income per share data)

                                                          Three months ended        Six months ended
                                                          -------------------     -------------------
                                                            1998       1999        1998         1999
                                                          -------     -------     -------     -------
Revenues, net                                             $17,245     $44,820     $25,125     $79,864
Operating costs and expenses:
     Cost of revenues                                      14,003      36,947      20,156      65,223
     Selling, general and administrative expenses           1,195       3,716       1,923       6,789
     Amortization of intangible assests                       255         384         445         710
                                                          -------     -------     -------     -------
     Total operating costs and expenses                    15,453      41,047      22,524      72,722

                                                          -------     -------     -------     -------
Operating income                                            1,792       3,773       2,601       7,142
Interest expense                                              363       1,399         449       2,082
Other expense, net                                            162          45         218          86
                                                          -------     -------     -------     -------

Income before income taxes                                  1,267       2,329       1,934       4,974
Provision for income taxes                                    586       1,003         913       2,109

                                                          -------     -------     -------     -------
Net income                                                    681       1,326       1,021       2,865
Preferred dividend                                            294         289         587         582

                                                          -------     -------     -------     -------
Net income available to common stockholders               $   387     $ 1,037     $   434     $ 2,283
                                                          =======     =======     =======     =======

Basic net income per share                                $  0.12     $  0.28     $  0.14     $  0.63
                                                          =======     =======     =======     =======
Diluted net income per share                              $  0.12     $  0.26     $  0.14     $  0.58
                                                          =======     =======     =======     =======

Basic weighted average number of shares outstanding         3,330       3,690       3,213       3,610
Diluted weighted average number of shares outstanding       3,330       5,043       3,213       4,956

  The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                  Preferred                   Common                 Additional                   Total
                                    Shares     Preferred      Shares       Common     Paid In     Retained    Stockholders'
                                 Outstanding     Stock     Outstanding     Stock      Capital     Earnings       Equity
                                 -----------   ---------   -----------     ------    ----------   --------    ------------
Balance - March 31, 1999            1,150         $ 1        3,500          $ 4      $ 28,443     $  2,468      $ 30,916

Shares Issued for
    Acquisition                        --          --          180           --         2,565           --         2,565

Options Issued                         --          --           --           --           100           --           100

Preferred Stock
    Dividend                           --          --           --           --            --         (582)         (582)

Conversion of
Preferred Stock to
Common Stock                          (17)                      17                                                    --

Net Income                             --          --           --           --            --        2,865         2,865

                                 --------         ---     --------          ---      --------     --------      --------
Balance - September 30, 1999        1,133         $ 1        3,697          $ 4      $ 31,108     $  4,751      $ 35,864
                                 ========         ===     ========          ===      ========     ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                     For the Six Months Ended September 30,
                                 (in thousands)

                                                                                     1998          1999
                                                                                   --------      --------
Cash flows from operating activities:
Net income                                                                         $  1,021      $  2,865
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                                   713         2,227
        Non-cash interest and compensation                                              175           120
        Deferred taxes                                                                  (68)           --
    Change in assets and liabilites:                                                     --
        Accounts receivable                                                           2,451        (6,263)
        Inventory                                                                    (2,189)       (4,202)
        Prepaid expenses and other                                                      (79)          872
        Accounts payable and accrued expenses                                         2,898        10,352
        Income taxes payable                                                           (662)           40
                                                                                   --------      --------
Net cash (used in) provided by operating activities                                   4,260         6,011
                                                                                   --------      --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                                 (30,683)      (25,530)
    Deferred acquisition costs                                                          366            --
    Acquisition of property and equipment                                            (2,657)       (2,301)
                                                                                   --------      --------
Net cash used in investing activities                                               (32,974)      (27,831)
                                                                                   --------      --------
Cash flows from financing activities:
    Proceeds from bank loan                                                          33,168        26,800
    Repayment bank loan                                                                (968)       (1,625)
    Deferred financing costs                                                         (1,631)         (995)
    Preferred dividend payment                                                         (587)         (582)
    Cash acquired from acquisitions                                                   2,294            --
    Repayment of Ajax shareholder note                                               (4,000)           --
    Payment of registration cost                                                        (78)           --
                                                                                   --------      --------
Net cash (used in) provided by financing activities                                  28,198        23,598
                                                                                   --------      --------

Net Increase (decrease) in cash and cash equivalents                                   (516)        1,778
Cash and cash equivalents, beginning of period                                        3,357         3,686
                                                                                   --------      --------
Cash and cash equivalents, end of period                                           $  2,841      $  5,464
                                                                                   ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                   $    543      $  2,109
        Income taxes                                                                  1,462         2,194
Noncash investing and financing activities:
    Capital stock and debt issued for acquisition of
        businesses and assets                                                         4,144         7,865

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

General

      The financial statements for the six months ended September 30, 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the Form 10-K filed for the fiscal year ended March 31, 1999 and should be read in conjunction with those financials.

1. Organizational and Business Combination

      Standard Automotive Corporation (the "Company") is a Delaware corporation that commenced operations in January, 1998. Standard currently operates two divisions: (i) the Truck/Trailer Body Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of large precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck/Trailer Division operates through its wholly-owned subsidiaries Ajax Manufacturing Company ("Ajax"), R/S Truck Body Co. ("R/S") and CPS Trailer Co. ("CPS"), and its Critical Components Division, which operates through its wholly-owned subsidiary, Ranor, Inc. ("Ranor").

2. Inventory

      Inventory is comprised of the following:

                                   March 31, 1999   September 30, 1999
                                   --------------   ------------------

                Raw materials        $ 9,557,000       $13,967,000
                Work in progress         979,000         3,057,000
                Finished goods         2,930,000         2,091,000

                                     -----------       -----------
                                     $13,466,000       $19,115,000
                                     ===========       ===========


3. Long Term Debt and Credit Agreements

      In July 1998, the Company and certain of its subsidiaries (acting as Guarantors) entered into with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement provided for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000. In June 1999, the Company obtained an increase in its existing credit facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. The Company's Credit Agreement, as amended, provides for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (the "Loans"). The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005,
respectively. Amounts outstanding under the Revolving Loan are payable in full in July 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods.

      Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Agreement. As of September 30, 1999 the rate of interest for the Loans is 8.38%. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

      As of September 30, 1999 the total amount outstanding under the Credit Agreement was $57,800,000.

      As part of the acquisition of Ranor in June 1999 the seller's were issued $5,300,000 of three year, 6% interest only, convertible subordinated notes.

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

Below are the selected financial segment data for the six months ended September 30, 1999 and 1998. (in thousands)

                                                     Critical
                                   Trailer/Truck    Components
            September 30, 1999       Division        Division    Consolidated
            ------------------       --------        --------    ------------

            Revenue                  $ 73,311       $  6,553      $ 79,864
            Operating Income            6,239            903         7,142
            Identifiable Assets        91,291         33,775       125,066
            Capital Expenditures        1,469            832         2,301

            September 30, 1998
            ------------------

            Revenue                  $ 25,125             --        25,125
            Operating Income            2,601             --         2,601
            Identifiable Assets        69,860             --        69,860
            Capital Expenditures        2,657             --         2,657


With the acquisition of Ranor, the Company has organized its operation into two divisions.

5. Related Party Transactions

      None for the three months ended September 30, 1999.

6. Basic and Diluted Earnings per Share

The following table sets forth, for the periods indicated, the calculation of basic and diluted net income per share:

                                            For the Three Months Ended  For the Six Months Ended
              (in thousands)                       September 30,              September 30,
                                            --------------------------  ------------------------
                                                 1998       1999            1998       1999
                                            ------------  ------------  -----------  -----------
NUMERATOR:

Income from continuing operations:              $  681     $1,326          $1,021     $2,865
  Less: Preferred dividends                        294        289             587        582

                                                ------     ------          ------     ------
Income available to common stockholders
  Used in basic net income per share            $  387     $1,037          $  434     $2,283

DENOMINATOR :

Weighted average number of
common shares outstanding                        3,330      3,690           3,213      3,610

Impact of potential common shares:
  Stock options, warrents, and
  convertable preferred                             --      1,353              --      1,346

                                                ------     ------          ------     ------
Weighted average number of
common shares and potential common
stock used in dilutive net income per share      3,330      5,043           3,213      4,956
                                                ======     ======          ======     ======

Basic net income per share                      $ 0.12     $ 0.28          $ 0.14     $ 0.63
                                                ======     ======          ======     ======

Diluted net income per share                    $ 0.12     $ 0.26          $ 0.14     $ 0.58
                                                ======     ======          ======     ======

       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K.

Overview

      Since the acquisition of Ranor in June 1999, the Company is organized into two separate operating divisions, the Trailer/Truck Division and the Critical Components Division. These two divisions operate separately, and have distinct management and reporting requirements.

      The Trailer/Truck Division manufactures trailer chassis, dump truck bodies and specialty trailers through its wholly-owned subsidiaries:

      o Ajax is engaged in the manufacture of trailer chassis and the re-manufacture of existing chassis. Ajax was acquired in January 1998. Ajax operates in New Jersey and Sonora Mexico. The Mexican facility commenced production in April 1999.

      o R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R/S was acquired in July 1998.

      o CPS is primarily engaged in the design, manufacture and sale of dump trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries. CPS was acquired in September 1998. CPS continues to expand its product line.

      The Critical Components Division operates through its wholly-owned subsidiary:

      o Ranor is primarily engaged in the metal fabrication and machining of large precision components and assemblies for the aerospace, nuclear, industrial and military industries. Ranor was acquired in June 1999.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of the Company's Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The three and six months ended September 30, 1998 reflect the consolidated amounts of Standard and Ajax, with R/S and CPS from their respective date of acquisition. The three and six months ended September 30, 1999 reflect the consolidated amounts of Standard, Ajax, R/S, CPS for the entire period, and Ranor from the date of acquisition.

       (in thousands)             For the Three Months Ended September 30,       For the Six Months Ended September 30,
                                ------------------------------------------      ------------------------------------------
                                       1998                    1999                    1998                    1999
                                ------------------      ------------------      ------------------      ------------------

Revenues, net                   $17,245      100.0%     $44,820      100.0%     $25,125      100.0%     $79,864      100.0%

Cost of revenues                 14,003       81.2       36,947       82.4       20,156       80.2       65,223       81.7
Selling, general and
     administrative               1,195        6.9        3,716        8.3        1,923        7.6        6,789        8.5
Amortization of intangiable
     assets                         255        1.5          384        0.9          445        1.8          710        0.9

                                -------     ------      -------     ------      -------     ------      -------     ------
Operating income                  1,792       10.4        3,773        8.4        2,601       10.4        7,142        8.9
Other expense                       525        3.0        1,444        3.2          667        2.7        2,168        2.7

                                -------     ------      -------     ------      -------     ------      -------     ------
Income before provision
     for taxes                    1,267        7.3        2,329        5.2        1,934        7.7        4,974        6.2
Provision for income taxes          586        3.4        1,003        2.2          913        3.6        2,109        2.6

                                -------     ------      -------     ------      -------     ------      -------     ------
Net income                      $   681     $  3.9%     $ 1,326     $  3.0%     $ 1,021     $  4.1%     $ 2,865     $  3.6%
                                =======     ======      =======     ======      =======     ======      =======     ======

Comparison of Six Months Ended September 30, 1999 to September 30, 1998

The following discussion provides information regarding the Company's results of operations for the six months ended September 30, 1999 and September 30, 1998.

      Net Revenues for the six months ended September 30, 1999 were $79,864,000, an increase of 218% from net revenues of $25,125,000 for the comparable period in 1998. The increase in revenues reflect sales from the Company's recently established 64,000 sq. foot chassis manufacturing facility located in Sonora, Mexico, which commenced production in April 1999. A general improvement in the trailer industry, and the acquisitions of R/S, CPS and Ranor also contributed to the increase. The acquisitions contributed revenue representing 22%, 15% and 8%, respectively, of net revenues, while the Mexican facility contributed 21%.

      Cost of Revenues increased to $65,223,000 or 81.7% of net revenues for the six months ended September 30, 1999 from $20,156,000 or 80.2% of net revenues for the comparable period in 1998. The increase was principally due to the acquisitions of R/S, CPS, Ranor and the start up of the chassis manufacturing facility in Mexico. In addition, Ajax experienced a shift in its product mix to predominately new chassis for the six months ended September 30, 1999 compared to a mixture of new and remanufactured chassis for the six months ended September 30, 1998. Ajax experienced production start up delays at its Mexico plant, which also contributed to a higher cost of revenue.

      Selling, General & Administrative Expenses were $6,789,000 for the six months ended September 30, 1999 an increase of $4,866,000 from $1,923,000 incurred for the comparable period in 1998. SG&A expenses, as a percentage of net revenue, increased to 8.5%, up from 7.6% during the six months ended September 30, 1998. The increase in the dollar amount of SG&A for the six months ended September 30, 1999 principally reflects $3,765,000 arising from the acquisitions of R/S, CPS, Ranor and the start up of the Mexico plant. Additional expenses related to an increase in selling efforts, upgrading information technology systems and general corporate overhead also contributed to the increase.

      Interest Expense increased to $2,082,000 for the six months ended September 30, 1999 from $449,000 for the six months ended September 30, 1998, reflecting debt incurred to complete the acquisitions of R/S, CPS and Ranor and the start up of the plant in Mexico.

Comparison of Three Months Ended September 30, 1999 to September 30, 1998

The following discussion provides information regarding the Company's results of operations for the three months ended September 30, 1999 and September 30, 1998.

      Net Revenues for the three months ended September 30, 1999 were $44,820,000, an increase of 160% from net revenues of $17,245,000 for the three months ended September 30,1998. The increase in revenues reflects sales from the Company's recently established chassis manufacturing plant in Sonora, Mexico, a general improvement in the trailer industry, along with the acquisitions of R/S, CPS and Ranor. These acquisitions contributed revenue representing 17%, 13% and 12%, respectively, of net revenues, while the facility in Mexico contributed 30%.

      Cost of Revenues increased to $36,947,000 or 82.4% of net revenues during the three months ended September 30, 1999 from $14,003,000 or 81.2% of net revenues for the comparable period in 1998. The increase was due to the acquisitions of R/S, CPS and Ranor, and the start up of the plant in Mexico. The Company also experienced initial production start up delays at its plant in Mexico that contributed to a higher cost of revenue.

      Selling, General & Administrative Expenses were $3,716,000 during the three months ended September 30, 1999 an increase of $2,521,000 from $1,195,000 incurred for the comparable period in 1998. SG&A expenses, as a percentage of net revenue, increased to 8.3%, up from 6.9% during the three months ended September 30, 1998. The increase in the dollar amount of SG&A during the three months ended September 30, 1999 principally reflects $1,856,000 arising from the acquisition of the R/S, CPS, Ranor and the start up of the plant in Mexico. Additional expenses related to an increase in selling efforts, upgrading information technology systems and general corporate overhead also contributed to the increase.

      Interest Expense increased to $1,399,000 during the three months ended September 30, 1999 from $363,000 for the comparable period in 1998, reflecting debt incurred to complete the acquisitions of R/S, CPS and Ranor and the start up of the plant in Mexico.

Liquidity and Capital Resources

      The Company generated $6,011,000 of cash in operating activities during the six months ended September 1999 which was a 41% increase as compared to $4,260,000 generated for the comparable period in 1998. The net cash generated in operating activities during the six months ended September 1999 is primarily due to the increase in net income for the period. The net cash used in investing activities was $27,831,000 during the six months ended September 1999 as compared to $32,974,000 for the comparable period in 1998. The cash used in investing activities during the six months ended September 1999 was primarily for the acquisition of Ranor. Additional cash was used for the acquisition of other property plant and equipment.

      Cash provided by financing activities was predominately from the increase in the Company's credit facility, which was used for the acquisition of Ranor.

      The Credit Agreement, as amended, provides for a Term Loan in the amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (collectively, the "Loans"). The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005,
respectively. Amounts outstanding under the Revolving Loan are payable in full in June 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. All amounts due under the Credit Agreement are secured by a lien on substantially all the Company's assets. As of September 30, 1999 the rate of interest for the amounts outstanding under the Credit Agreement is 8.38%. The Company made scheduled quarterly principal payments of $1,000,000 in September 1999 and $625,000 in June of 1999.

      Capital expenditures were $2,301,000 for the six months ended September 1999 compared to $2,657,000 for the same period in 1998. Capital expenditures incurred during the six months ended September 1999 were primarily for the purchase of new machinery for expanding the production capacity at Ranor and for equipment purchased for the recently established chassis manufacturing plant in Mexico. The Company also expanded its new computer network systems and refurbished the corporate administration facility in Hillsborough, New Jersey. The Company anticipates that capital expenditures during the fiscal year ending March 31, 2000 will not substantially exceed those of the preceding years.

      The annual dividend requirement on the Company's Preferred Stock is $1,155,252. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Preferred Stock. In addition, at September 30, 1999, the Company had $63,218,000 in total debt outstanding, primarily consisting of $57,800,000 in loans payable to PNC, $5,300,000 of three year, 6%, convertible subordinated notes to the sellers of Ranor and the balance to various other small creditors.

      The Company continues to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock or other financial instruments as consideration to acquisition targets.

      At September 30, 1999, the Company had working capital of $11,769,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash available from the Revolving Loan facility.

Year 2000 Compliance

      The Company continues to address the impact of the Year 2000 issue on its business. The Year 2000 issue is the result of computer hardware and software programs designed to use two digits rather than four digits to define the applicable year. If not corrected, certain computer applications may fail or create erroneous results at the year 2000.

      The Company reviewed its computer systems which could be adversely affected by the Year 2000 issue, and believes its existing hardware and software is Year 2000 compliant.

Statement Regarding Forward-Looking Statements

      This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Exchange Act which represent the Company's expectations or belief concerning future events that involve risks and uncertainties, including the demand for our products, the costs of supplies and raw materials. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q including, without limitation, the statements under "Management Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in the Quarterly Report on Form 10-Q, are forward-looking statements. While the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      For a description of the Company's market risks, see "Item 7A - Management's Discussion and Analysis of Financial Condition and Results of Operation - Quantitative and Qualitative Disclosures about Market Risk" in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

                           PART II. Other Information

Item 1. Legal Proceedings

      The Company is subject to various legal proceedings and claims arising in the ordinary course of business. The Company's management does not expect that the results of these legal proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 5. Subsequent Events

      On October 1, 1999 the Company entered into an agreement with the former owners of CPS, which, among other things, provided a $475,000 final payment as a purchase price adjustment under the Amended and Restated Stock Purchase Agreement and Plan of Merger dated January 30, 1998 and a $250,000 payment covering an expanded 36-month non-compete and confidentiality agreement.

Item 6. Exhibits and Reports on Form 8-K

(a)   The following exhibit is filed as part of this Quarterly Report on Form
      10-Q

      Exhibit no.             Description
      -----------             -----------
         27                Financial Data Schedule

(b)   Reports on Form 8-K

      A Form 8-K dated June 16, 1999 was filed with respect to the Company's financial statements for the quarter ended June 31, 1999 giving effect to the acquisition of Ranor through its wholly owned subsidiary Critical Components Corp.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION


By:         /s/ Steven Merker                     Date:  November 9, 1999

   -------------------------------------
       Steven Merker
    Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Date
----------                                        ----


/s/ Steven Merker                                 November 9, 1999
----------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Joseph Spinella                               November 9, 1999
----------------------------------------
Joseph Spinella
Chief Financial Officer