Form 10-Q
period 1999-12-31
STANDARD AUTOMOTIVE CORP
filed 2000-02-14
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter Ended December 31, 1999

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ______________________ to ______________________

Commission File Number: 001-13657
                        ---------

                         STANDARD AUTOMOTIVE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   52-2018607
              --------                                   ----------
      (State of Incorporation)              (I.R.S. Employer Identification No.)

   321 Valley Road, Hillsborough, NJ                     08876-4056
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


          (908) 874-7778                                     3715
          --------------                                     ----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of February 11, 2000 was $17,648,000 based upon a last sale price of $8.50.

      As of February 11, 2000, the Registrant had a total of 3,602,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                     Index to Quarterly Report on Form 10-Q

                                December 31, 1999

Part I. Financial Information                                               Page
                                                                            ----

  Item 1. Financial Statements

    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1999     3

    Consolidated Statements of Income for the three and  nine months ended
    December 31, 1998 and 1999                                                 4

    Consolidated Statements of Stockholders' Equity for the period ended
    December 31, 1999                                                          5

    Consolidated Statements of Cash Flows for the nine months ended
    December 31, 1998 and 1999                                                 6

    Notes to Consolidated Financial Statements                                 7

  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               10

  Item 3. Quantitative and Qualitative Disclosures about Market Risk.         13

Part II. Other Information

  Item 1. Legal Proceedings                                                   13

  Item 5. Significant Events                                                  13

  Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    14

                          PART I. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                    March 31,   December 31,
                                                                      1999          1999
                                                                   ----------   ------------
Assets

Cash and cash equivalents                                           $  3,686       $   2,099
Marketable Securities                                                    102             102
Accounts receivable, net of allowance for doubtful accounts
   of $112 and $128, respectively                                      7,032          20,070
Other receivables                                                        551               5
Inventory, net                                                        13,466          14,416
Prepaid expenses                                                         980           1,933
Deferred taxes                                                           768             768
                                                                    ---------      ----------
     Total current assets                                             26,585          39,393

Property and equipment, net of accumulated depreciation and
   amortization of $917 and $2,950 respectively                       19,975          38,713
Intangible assets, net of accumulated amortization of
   $1,173 and $2,130, respectively                                    29,000          43,937
Deferred acquisition and financing costs                               1,477           2,353
Other assets                                                             415             380
                                                                   ----------     -----------
       Total assets                                                 $ 77,452       $ 124,776
                                                                   ==========     ===========

Liabilities and Stockholders' Equity

Accounts payable                                                    $  9,941       $  15,451
Accrued expenses                                                       1,760           2,300
Current portion of long term debt                                      3,438           4,000
Income taxes payable                                                     171
Other current liabilities                                              1,845           6,374
                                                                   ----------     -----------
   Total current liabilities                                          17,155          28,125

Long term debt                                                        29,381          60,715
                                                                   ----------     -----------
       Total liabilities                                              46,536          88,840

Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
   3,000,000 shares authorized 1,150,000 and 1,132,600 issued
   and outstanding, respectively                                           1               1
Common stock, $ .001 par value 10,000,000 shares authorized,
   3,500,124 and 3,602,400 issued and outstanding, respectively            4               4
Additional paid-in capital                                            28,443          30,158
Retained earnings                                                      2,468           5,773
                                                                   ----------     -----------
   Total stockholders' equity                                         30,916          35,936

                                                                   ----------     -----------
       Total liabilities and stockholders' equity                   $ 77,452       $ 124,776
                                                                   ==========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                For the Three and Nine Months Ended December 31,
                (in thousands, except net income per share data)

                                                           Three months ended       Nine months ended
                                                          --------------------     -------------------
                                                            1998         1999        1998        1999
                                                          -------      -------     -------    --------

Revenues, net                                             $23,732      $41,238     $48,857    $121,103
Operating costs and expenses:
   Cost of revenues                                        18,577       33,596      38,733      98,816
   Selling, general and administrative expenses             2,034        3,454       3,957      10,246
   Amortization of intangible assests                         299          380         744       1,090
                                                          -------      -------     -------    --------
   Total operating costs and expenses                      20,910       37,430      43,434     110,152

                                                          -------      -------     -------    --------
Operating income                                            2,822        3,808       5,423      10,951
Interest expense                                              697        1,408       1,146       3,490
Other expense, net                                            185          106         403         193
                                                          -------      -------     -------    --------

Income before income taxes                                  1,940        2,294       3,874       7,268
Provision for income taxes                                    785          983       1,698       3,092

                                                          -------      -------     -------    --------
Net income                                                  1,155        1,311       2,176       4,176
Preferred dividend                                            294          289         880         871

                                                          -------      -------     -------    --------
Net income available to common stockholders               $   861      $ 1,022     $ 1,296    $  3,305
                                                          =======      =======     =======    ========

Basic net income per share                                $  0.25      $  0.28     $  0.39    $   0.91
                                                          =======      =======     =======    ========
Diluted net income per share                              $  0.25      $  0.27     $  0.39    $   0.85
                                                          =======      =======     =======    ========

Basic weighted average number of shares outstanding         3,500        3,668       3,309       3,629
Diluted weighted average number of shares outstanding       3,500        4,842       3,309       4,888

The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                Preferred                  Common               Additional                 Total
                                  Shares     Preferred     Shares      Common     Paid In    Retained   Stockholders'
                               Outstanding     Stock     Outstanding    Stock     Capital    Earnings      Equity
                               -----------     -----     -----------    -----     -------    --------      ------

Balance - March 31, 1999             1,150         $ 1         3,500      $ 4      $28,443     $2,468        $ 30,916

Shares Issued for
   Acquisition                           -           -           180        -        2,565          -           2,565

Options Issued                           -           -             -        -          100          -             100

Preferred Stock
   Dividend                              -           -             -        -            -       (871)           (871)

Conversion of
Preferred Stock to
Common Stock                           (17)                       17                                                -

Purchase of
Treasury stock                                                   (95)                 (950)                      (950)

Net Income                               -           -             -        -            -      4,176           4,176

                               -----------   ---------   -----------   ------   ----------   --------   -------------
Balance - December 31, 1999          1,133         $ 1         3,602      $ 4      $30,158     $5,773        $ 35,936
                               ===========   =========   ===========   ======   ==========   ========   =============

The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended December 31,
                                 (in thousands)

                                                            1998           1999
                                                          -------       --------
Cash flows from operating activities:

Net income                                                $ 2,176       $ 4,176
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
      Depreciation and amortization                         1,258         3,228
      Non-cash interest and compensation                      263           180
   Change in assets and liabilites:
      Accounts receivable                                   1,542       (10,579)
      Inventory                                            (4,273)          497
      Prepaid expenses and other                             (335)         (364)
      Accounts payable and accrued expenses                 5,618         8,701
      Income taxes payable                                   (964)         (171)
                                                          --------      --------
Net cash (used in) provided by operating activities         5,285         5,668
                                                          --------      --------
Cash flows from investing activities:

   Acquisition of businesses, net of cash acquired        (28,472)      (27,722)
   Deferred acquisition costs                              (1,919)
   Acquisition of property and equipment                   (3,858)       (3,461)
                                                          --------      --------
Net cash used in investing activities                     (34,249)      (31,183)
                                                          --------      --------
Cash flows from financing activities:

   Proceeds from bank loan                                 33,877        29,300
   Repayment bank loan                                     (1,250)       (2,625)
   Deferred financing costs                                   208          (876)
   Preferred dividend payment                                (880)         (871)
   Purchase of Treasury Stock                                            (1,000)
   Repayment of Ajax shareholder note                      (4,000)
   Payment of registration cost
                                                          --------      --------
Net cash (used in) provided by financing activities        27,955        23,928
                                                          --------      --------

Net Increase (decrease) in cash and cash equivalents       (1,009)       (1,587)
Cash and cash equivalents, beginning of period              3,357         3,686
                                                          --------      --------
Cash and cash equivalents, end of period                  $ 2,348       $ 2,099
                                                          =======       ========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
      Interest                                            $ 1,244       $ 3,425
      Income taxes                                          2,372         3,165
Noncash investing and financing activities:
   Capital stock and debt issued for acquisition of
      businesses and assets                                 4,144         7,865

The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General

      The financial statements for the nine months ended December 31, 1999 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the Form 10-K filed for the fiscal year ended March 31, 1999 and should be read in conjunction with those financials.

1. Organization and Business Combination

      Standard Automotive Corporation (the "Company" or "Standard") is a Delaware corporation that commenced operations in January, 1998. Standard currently operates two divisions: (i) the Truck/Trailer Body Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of large precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck/Trailer Division operates through its wholly-owned subsidiaries Ajax Manufacturing Company ("Ajax"), R/S Truck Body Co. ("R/S") and CPS Trailer Co. ("CPS"), and its Critical Components Division, which operates through its wholly-owned subsidiary, Ranor Inc. ("Ranor").

2. Inventory

      Inventory is comprised of the following:

                     March 31, 1999    December 31, 1999
                     --------------    -----------------

Raw materials          $  9,557,000         $ 10,164,000
Work in progress            979,000            1,619,000
Finished goods            2,930,000            2,633,000

                     --------------    -----------------
                       $ 13,466,000         $ 14,416,000
                     --------------    -----------------

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

      Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Agreement. As of December 31, 1999 the rate of interest for the Loans is 9.49%. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of the Company's assets.

      As of December 31, 1999 the total amount outstanding under the Credit Agreement was $59,300,000.

      As part of the acquisition of Ranor in June 1999 the sellers of Ranor were issued $5,300,000 of three year, 6% interest only, convertible subordinated notes.

4. Segment Information

Below are the selected financial segment data for the nine months ended December 31, 1999 and 1998. (in thousands)

                                              Critical
                           Trailer/Truck     Components
December 31, 1999             Division        Division      Consolidated
                           -------------     ----------     ------------

Revenue                       $ 107,468        $ 13,635       $ 121,103
Operating Income                  8,411           2,540          10,951
Identifiable Assets              88,647          36,129         124,776
Capital Expenditures              1,915           1,546           3,461

December 31, 1998

Revenue                       $  48,857              --       $  48,857
Operating Income                  5,423              --           5,423
Identifiable Assets              74,000              --          74,000
Capital Expenditures              3,858              --           3,858

5. Related Party Transactions

      None for the three months ended December 31, 1999.

6. Basic and Diluted Earnings per Share

      The following table sets forth, for the periods indicated, the calculation of basic and diluted net income per share:

                                                For the Three Months Ended    For the Nine Months Ended
             (in thousands)                             December 31,                 December 31,
                                                --------------------------    -------------------------
                                                  1998               1999       1998              1999
                                                -------            -------    -------           -------
NUMERATOR:

Income from continuing operations:              $ 1,155            $ 1,311    $ 2,176           $ 4,176
  Less: Preferred dividends                         294                289        880               871

                                                -------            -------    -------           -------
Income available to common stockholders
  Used in basic net income per share            $   861            $ 1,022    $ 1,296           $ 3,305

DENOMINATOR :

Weighted average number of
common shares outstanding                         3,500              3,668      3,309             3,629

Impact of potential common shares:
  Stock options, warrents, and
  convertable preferred                              --              1,174         --             1,259

                                                -------            -------    -------           -------
Weighted average number of
common shares and potential common
stock used in dilutive net income per share       3,500              4,842      3,309             4,888
                                                =======            =======    =======           =======

Basic net income per share                      $  0.25            $  0.28    $  0.39           $  0.91
                                                =======            =======    =======           =======

Diluted net income per share                    $  0.25            $  0.27    $  0.39           $  0.85
                                                =======            =======    =======           =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K.

Overview

      Since the acquisition of Ranor in June 1999, the Company is organized into two separate operating divisions, the Trailer/Truck Division and the Critical Components Division. These two divisions operate separately and have distinct management and reporting requirements.

      The Trailer/Truck Division manufactures trailer chassis, dump truck bodies and specialty trailers through its wholly-owned subsidiaries:

      >> Ajax is engaged in the manufacture of trailer chassis and the re-manufacture of existing chassis. Ajax was acquired in January 1998. Ajax operates in New Jersey and Sonora Mexico. The Mexican facility commenced production in April 1999.

      >> R/S is engaged in the design, manufacture and sale of customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. R/S was acquired in July 1998.

      >> CPS is primarily engaged in the design, manufacture and sale of dump trailers, specializing in trailers for hauling bulk commodities such as gravel, grain and corn, and for the construction and waste hauling industries. CPS was acquired in September 1998. CPS continues to expand its product line.

      The Critical Components Division operates through its wholly-owned subsidiary:

      >> Ranor is primarily engaged in the metal fabrication and machining of large precision components and assemblies for the aerospace, nuclear, industrial and military industries. Ranor was acquired in June 1999.

Results of Operations

      The following table sets forth, for the periods indicated, certain components of the Company's Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The three and nine months ended December 31, 1998 reflect the consolidated amounts of Standard and Ajax, with R/S and CPS from their respective date of acquisition. The three and nine months ended December 31, 1999 reflect the consolidated amounts of Standard, Ajax, R/S, CPS for the entire period, and Ranor from the date of acquisition.

        (in thousands)           For the Three Months Ended December 31,     For the Nine Months Ended December 31,
                                 ---------------------------------------     ---------------------------------------
                                        1998                  1999                  1998                  1999
                                 -----------------     -----------------     -----------------    ------------------

Revenues, net                    $ 23,732   100.0%     $ 41,238   100.0%     $ 48,857   100.0%    $ 121,103   100.0%

Cost of revenues                   18,577    78.3        33,596    81.5        38,733    79.3        98,816    81.6
Selling, general and
   administrative                   2,034     8.6         3,454     8.4         3,957     8.1        10,246     8.5
Amortization of intangiable
   assets                             299     1.3           380     0.9           744     1.5         1,090     0.9

                                 --------   ------     --------   ------     --------   ------    ---------   ------
Operating income                    2,822    11.9         3,808     9.2         5,423    11.1        10,951     9.0
Interest expense                      697     2.9         1,408     3.4         1,146     2.3         3,490     2.9
Other expense                         185     0.8           106     0.3           403     0.8           193     0.2

                                 --------   ------     --------   ------     --------   ------    ---------   ------
Income before provision
   for taxes                        1,940     8.2         2,294     5.6         3,874     7.9         7,268     6.0
Provision for income taxes            785     3.3           983     2.4         1,698     3.5         3,092     2.6

                                 --------   ------     --------   ------     --------   ------    ---------   ------
Net income                       $  1,155     4.9%     $  1,311     3.2%     $  2,176     4.5%    $   4,176     3.4%
                                 ========   ======     ========   ======     ========   ======    =========   ======

Comparison of Nine Months Ended December 31, 1999 to December 31, 1998

The following discussion provides information regarding the Company's results of operations for the nine months ended December 31, 1999 and December 31, 1998.

      Net Revenues for the nine months ended December 31, 1999 were $121,103,000, an increase of 147% from net revenues of $48,857,000 for the comparable period in 1998. The increase in revenues reflects sales from the Company's recently established 64,000 sq. foot chassis manufacturing facility located in Sonora, Mexico, which commenced production in April 1999, a general improvement in the trailer industry, and the acquisitions of R/S, CPS and Ranor also contributed to the increase. The acquisitions contributed revenue representing 19%, 14% and 11%, respectively, of net revenues, while the Mexican facility contributed 26%.

      Cost of Revenues increased to $98,816,000 or 81.6% of net revenues for the nine months ended December 31, 1999 from $38,733,000 or 79.3% of net revenues for the comparable period in 1998. The increase was principally due to the acquisitions of R/S, CPS, Ranor and the start up of the chassis manufacturing facility in Mexico. In addition, Ajax experienced a shift in its product mix to predominately new chassis for the nine months ended December 31, 1999 compared to a mixture of new and remanufactured chassis for the nine months ended December 31, 1998. Ajax experienced production start up delays at its facility in Mexico, which also contributed to a higher cost of revenue.

      Selling, General & Administrative Expenses were $10,246,000 for the nine months ended December 31, 1999 an increase of $6,289,000 from $3,957,000 incurred for the comparable period in 1998. SG&A expenses, as a percentage of net revenue, increased to 8.5%, up from 8.1% during the nine months ended December 31, 1998. The increase in the dollar amount of SG&A for the nine months ended December 31, 1999 principally reflects $4,910,000 arising from the acquisitions of R/S, CPS, Ranor and the start up of the Ajax facility in Mexico. Additional expenses related to an increase in selling efforts, upgrading information technology systems and general corporate overhead contributed to the percentage increase.

      Interest Expense increased to $3,490,000 for the nine months ended December 31, 1999 from $1,146000 for the nine months ended December 31, 1998, reflecting debt incurred to complete the acquisitions of R/S, CPS and Ranor and the start up of the facility in Mexico.

Comparison of Three Months Ended December 31, 1999 to December 31, 1998

The following discussion provides information regarding the Company's results of operations for the three months ended December 31, 1999 and December 31, 1998.

      Net Revenues for the three months ended December 31, 1999 were $41,238,000, an increase of 74% from net revenues of $23,732,000 for the three months ended December 31, 1998. The increase in revenues reflects sales from the Company's recently established chassis manufacturing facility in Sonora, Mexico, a general improvement in the trailer industry, along with the acquisition of Ranor. Ranor contributed revenue representing 17%, of net revenues, while the facility in Mexico contributed 35%.

      Cost of Revenues increased to $33,596,000 or 81.5% of net revenues during the three months ended December 31, 1999 from $18,577,000 or 78.3% of net revenues for the comparable period in 1998. The increase was due to the acquisition of Ranor, and the start up of the facility in Mexico.

      Selling, General & Administrative Expenses were $3,454,000 during the three months ended December 31, 1999 an increase of $1,420,000 from $2,034,000 incurred for the comparable period in 1998. SG&A expenses, as a percentage of net revenue is 8.4%, which remained consistent with the three months ended December 31, 1998. The increase in the dollar amount of SG&A during the three months ended December 31, 1999 principally reflects $1,005,000 arising from the acquisition of Ranor, and the start up of the facility in Mexico. Additional expenses related to an increase in selling efforts, upgrading information technology systems and general corporate overhead also contributed to the increase.

      Interest Expense increased to $1,408,000 during the three months ended December 31, 1999 from $697,000 for the comparable period in 1998, reflecting debt incurred to complete the acquisition of Ranor, and the start up of the facility in Mexico.

Liquidity and Capital Resources

      The Company generated $5,668,000 of cash in operating activities during the nine months ended December 31, 1999 which was a 7% increase as compared to $5,285,000 generated for the comparable period in 1998. The net cash generated in operating activities during the nine months ended December 31, 1999 is primarily due to the increase in net income for the period, which was offset by the change in accounts receivable and accounts payable. The net cash used in investing activities was $31,183,000 during the nine months ended December 31, 1999 as compared to $34,249,000 for the comparable period in 1998. The cash used in investing activities during the nine months ended December 1999 was primarily for the acquisition of Ranor. Additional cash was used for the acquisition of other property, plant and equipment.

      Cash provided by financing activities was predominately from the increase in the Company's credit facility, which was used for the acquisition of Ranor.

      The Credit Agreement, as amended, provides for a Term Loan in the amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (collectively, the "Loans"). The principal of the Term Loans is payable in two tranches of $23,125,000 and $25,000,000 in June 2004 and June 2005,
respectively. Amounts outstanding under the Revolving Loan are payable in full in June 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods. All amounts due under the Credit Agreement are secured by a lien on substantially all the Company's assets. As of December 31, 1999 the rate of interest for the amounts outstanding under the Credit Agreement was 9.49%. The Company made scheduled quarterly principal payments of $1,000,000 in December 1999, $1,000,000 in September 1999 and $625,000 in June of 1999.

      Capital expenditures were $3,461,000 for the nine months ended December 1999 compared to $3,858,000 for the same period in 1998. Capital expenditures incurred during the nine months ended December 1999 were primarily for the purchase of new machinery for expanding the production capacity at Ranor and for equipment purchased for the recently established chassis manufacturing facility in Mexico. The Company also expanded its new computer network systems and refurbished the corporate administration facility in Hillsborough, New Jersey. The Company anticipates that capital expenditures during the fiscal year ending March 31, 2000 will not substantially exceed those of the preceding years.

      The annual dividend requirement on the Company's Preferred Stock is $1,155,252. The future earnings of the Company, if any, may not be adequate to pay the dividends on the Preferred Stock, and, although the Company intends to pay quarterly dividends out of available capital surplus, there can be no assurance that the Company will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Preferred Stock. In addition, at December 31, 1999, the Company had $64,715,000 in total debt outstanding, primarily consisting of $59,300,000 in loans payable to PNC, $5,300,000 of three year, 6%, convertible subordinated notes to the sellers of Ranor and the balance to various other small creditors.

      The Company continues to seek opportunities for growth through acquisitions, and, in connection therewith, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue stock or other financial instruments as consideration to acquisition targets.

      At December 31, 1999, the Company had working capital of $11,268,000, which is sufficient to meet its current operating requirements, and, if necessary, such needs could be met out of the remaining cash available from the Revolving Loan facility.

Year 2000 Compliance

      The Company was not adversely affected by the Year 2000 issues.

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

Item 5. Significant Events

      On October 1, 1999 the Company entered into an agreement with the former owners of CPS, which, among other things, provided a $475,000 final payment as a purchase price adjustment under the Amended and Restated Stock Purchase Agreement and Plan of Merger dated January 30, 1998 and a $250,000 payment covering an expanded 36-month non-compete and confidentiality agreement. On December 3, 1999 the former owners of R/S exercised their right under the "Put Agreement" dated July 21, 1998 to put 95,124 shares of common stock to the Company for $1,000,000. Payment of the $1,000,000 was made on December 15, 1999 and the shares were placed into treasury.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q

      Exhibit no.          Description
      -----------          -----------
         27                Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION




By: /s/ Steven Merker                                    Date: February 11, 2000
    ---------------------------------------
    Steven Merker
    Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                               Date


/s/ Steven Merker                                        February 11, 2000
-------------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Joseph Spinella                                      February 11, 2000
-------------------------------------------
Joseph Spinella
Chief Financial Officer