Form 10-K
period 2000-03-31
STANDARD AUTOMOTIVE CORP
filed 2000-06-29
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________ to ____________________

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

           (908) 874-7778
           --------------
   (Registrant's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of each Exchange
Title of each Class                                       on which Registered
-------------------                                      ---------------------
Common Stock                                            American Stock Exchange
8 1/2% Senior Convertible Redeemable Preferred Stock    American Stock Exchange

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. |_|

      The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 28, 2000 was $17,379,464 based upon a last sale price of $8.00 on the American Stock Exchange for such date.

      As of June 28, 2000, the registrant had a total of 3,722,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

      The Index of Exhibits filed with this Report begins at page 29.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Year Fiscal Ended March 31, 2000

                             Form 10-K Annual Report

                                      Index

                                                                            Page
                                                                            ----
Part I

  Item 1.  Business                                                            3

  Item 2.  Properties                                                         12

  Item 2A. Employees                                                          13

  Item 3.  Legal Proceedings                                                  13

  Item 4.  Submission of Matters to a Vote of Security Holders                13

Part II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          14

  Item 6.  Selected Financial Data                                            14

  Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            15

  Item 7A. Quantitative and Qualitative Disclosures about Market Risk         20

  Item 8.  Financial Statements and Supplementary Data                        20

  Item 9.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure                                             20

Part III

  Item 10.  Executive Officers and Directors of the Registrant                21

  Item 11.  Executive Compensation                                            22

  Item 12.  Security Ownership of Certain Beneficial Owners and Management    27

  Item 13.  Certain Relationships and Related Transactions                    27

Part IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K   28

                                     PART I

Item 1. Business

      The information in this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

      General

      Standard is a Delaware corporation and diversified holding company. We commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company. We have substantially expanded our operations through acquisitions, facility expansion and internal growth. Standard is comprised of seven operating companies geographically dispersed throughout North America, including Canada and Mexico.

      We are currently organized into two operating divisions: the Truck Body/Trailer Division and the Critical Components Division. These two divisions operate separately and have distinct management at both the division level and the operating subsidiary level.

      Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis, dump truck bodies, specialty trailers, truck suspensions and related assemblies through the following operating companies:

o Ajax manufactures trailer chassis and re-manufactures existing chassis. Ajax operates in Hillsborough, New Jersey and Sonora, Mexico. The Mexican facility commenced production in April 1999.

o R/S Truck Body Co. designs, manufactures and sells customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. We acquired R/S in July 1998.

o CPS Trailer Co. designs, manufactures and sells dump trailers, specializing in trailers for hauling bulk commodities such as gravel and grain and for the construction, agriculture and waste hauling industries. We acquired CPS in September 1998.

      Our Critical Components Division operates through the following operating companies:

o Ranor Inc. fabricates and machines large metal precision components and assemblies for the aerospace, nuclear, industrial and military markets. We acquired Ranor in June 1999.

o Airborne Gear & Machine Ltd., located in Montreal, Canada, primarily manufactures high-precision rotating parts for jet engines made from exotic alloys. We acquired Airborne in April 2000.

o Arell Machining Ltd., also located in Montreal, Canada, manufactures high-precision parts for aircraft engines, landing gear and aircraft fuselages. We acquired Arell in April 2000.

      Standard emphasizes growth and strong internal cash flow. Our business strategy is to expand through both internal growth and the acquisition of premier companies. Our strict acquisition protocol focuses on businesses that are leaders in their markets as measured by market share, innovation, profitability and return on assets. Moreover, as a result of our acquisitions, we serve diverse industries which typically operate in varying business cycles.

Truck Body/Trailer Division

      Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis for use in the transport of shipping containers and a broad line of highly specialized customized dump truck trailers, dump bodies, specialty trailers, truck suspensions and related products. Standard's Truck Body/Trailer Division commenced operations in January 1998 with the acquisition of Ajax and we substantially expanded our operations with the acquisitions of R/S and CPS. To further expand our business by reaching potential customers operating on the west coast, we established a new manufacturing facility in Sonora, Mexico to produce trailer chassis identical to those produced at our Ajax New Jersey facility. Production at the Sonora, Mexico facility commenced in April 1999.

Product Lines

      As a result of the acquisitions of Ajax, R/S and CPS, Standard offers an extensive line of transportation equipment and related products. Moreover, because of the strong relationships between management of our operating companies and their customers, many of the Truck Body/Trailer Division's products have been customized to fit customer needs and are otherwise designed to meet market demands. The Truck Body/Trailer Division's current line of transportation equipment includes:

o Container Chassis. A container chassis is a trailer chassis attached to a truck cab which is used to transport international shipping containers. Ajax manufactures new chassis and re-manufactures used chassis at its facilities in New Jersey and Mexico.

      o New Container Chassis. We manufacture and fabricate chassis pursuant to customer orders, and in accordance with the International Standards Organization (ISO) specifications or such other specifications as customers may require.

      o Re-manufactured Container Chassis. Ajax re-manufactures chassis to customer order and ISO specifications, whether the chassis were originally built by Ajax or another manufacturer. The re-manufacturing process involves removing all components of a used chassis, except axles which are refurbished, and replacing the discarded components with new components. In periods of high demand, customers tend to purchase new chassis because their existing chassis are in use and cannot be decommissioned for re-manufacture. However, in periods of reduced demand, customers are more likely to remove chassis from service and present them for re-manufacturing in an effort to prepare for periods of heightened demand.

o Chassis Kits/Chassis Parts. Ajax offers a complete line of replacement parts, including front assemblies, slider assemblies and rear bolster sets.

o Truck Trailers. Truck trailers are used to haul bulk products such as refuse, scrap, demolition by-products, rocks, gravel, sand and agricultural commodities. R/S and CPS produce a variety of specialized truck trailers which serve diverse industries and are designed to meet the specific needs of customers. These include:

      o Bottom Dump Trailer. The bottom dump trailer is constructed of steel and used to haul a variety of products and can be built to customer specifications based on a variety of standard options. Lengths of bottom dumps range from 20' to 43' to accommodate differing regulations and demands throughout the United States. Recent upgrades to the bottom dump trailer include anti-lock brakes and rear underside protection.

      o Half-Round End Dump Trailer. The half-round end dump trailer is the newest addition to the Truck Body/Trailer Division's steel dump trailer product line. This dump trailer is utilized in large aggregate hauling, demolition, and construction. The trailer has a hydraulic cylinder which allows the trailer bed to be raised to a 45-degree angle for end dumping, and is available in lengths ranging from 24' to 39'. The body of the half-round is made of super tough AR-400 steel.

      o Grain Hopper Trailer. The grain hopper trailer is used to haul grain and, with the availability of increased side heights, the trailer has become attractive to growers of larger volume, lighter commodities, such as peanuts. We believe our sloped end version of the trailer, featuring a more aerodynamic shape, has increased the grain hopper's popularity. The trailer has two manually operated bottom dump doors and is designed to withstand rough terrain without breakage. The grain hopper is constructed of steel and is available in lengths ranging from 20' to 48'.

      o Walking Floor Van Trailer. The walking floor van trailer is an innovative trailer that incorporates maximum strength with the versatility to unload a wide variety of cargo. The combination of heavy-duty steel construction and a live floor permits more efficient use and higher load capacity. The trailer has many applications and is often used in the waste industry. The live floor is hydraulically driven and allows for the proper distribution of the load.

      o Rear Dump Trailers, Steel and Aluminum. The rear dump trailer discharges its load from the rear of the trailer. The rear dump trailer is available in either steel or aluminum, depending on its intended use, and is available in lengths ranging from 19' to 40' and is equipped with independent suspensions which permit heavier payloads.

o Dump Truck Bodies, Steel and Aluminum. Dump bodies are often designed according to customer order. The dump bodies are available in either steel or aluminum. Aluminum bodies, which are better suited for less abrasive materials, are lighter in weight and allow for greater payloads of materials such as gravel and asphalt. Conversely, steel is appropriate to handle more abrasive materials.

o Platform Bodies, Steel and Aluminum. Platform bodies are also designed according to specific customer order and manufactured in either steel or aluminum featuring either a dump or stationary capability. As the name implies, platform bodies are used to haul materials of various shapes and sizes, including lumber, construction block and brick.

o OEM and Manufactured Replacement Parts. We offer a complete line of service parts through our Service Parts Department. All parts used in the manufacturing process are available for replacement. We also offer parts supplied as original equipment manufacture (OEM) by outside vendors through our Parts Department. We also supply small parts for several of the Truck Body/Trailer Division's manufacturing facilities.

o Suspensions for Truck and Trailers. Suspensions, both air and spring, are available through the Truck Body/Trailer Division's Page Suspension Division of R/S. Suspensions are the weight-carrying units mounted under either a truck or trailer. These units provide lift either through spring action or air pressure. The many configurations used in the industry are available through our Page Suspension Division. These units are built in-house and sold as complete units, installed or shipped to other locations, as required by the customer.

o New Products. The Truck Body/Trailer Division has introduced or expects to introduce the following new products through its operating companies:

      o Superlite Trailers. In the summer of 1999, CPS unveiled a new addition to the Truck Body/Trailer Division's steel trailer product line, the Superlite. The Superlite utilizes many of the components of the half round end dump trailer yet weighs significantly less. The Superlite is ideal for small aggregate hauling such as sand and gravel and is available in 24' to 39' lengths.

      o Bottom Dump Doubles. CPS is in the process of developing a prototype product which is comprised of two 20' long dump trailers and is capable of larger-scale hauling of light aggregate products and other materials. This product will provide its users with greater versatility compared to a single standard bottom dump trailer and is designed to enhance productivity in construction industry applications. The Bottom Dump Double is expected to be introduced in the first quarter of Fiscal Year 2001.

      o Elliptical Body. In the fall of 1999, R/S introduced the hard-metal elliptical truck body designed to address the market's needs for durability and a high-clearance tailgate. This new offering has rounded sides which promotes substantially easier material handling during loading and unloading.

      o Aluminum Platform Trailer. R/S is designing an aluminum platform trailer which it anticipates introducing during Fiscal Year 2001.

      o Aluminum Elliptical Body. R/S has designed an aluminum elliptical body which it anticipates introducing during Fiscal Year 2001.

      o Lightweight Steerable Suspension. R/S expects to introduce a lightweight steerable suspension to the market during Fiscal Year 2001.

      In response to customer demands and the changing regulatory environment, Standard constantly seeks to refine its product offerings to meet the demands of the Truck Body/Trailer Division's marketplace. Standard considers the following its key competitive advantages: (i) engineering expertise, (ii) experience of its management, (iii) the skill of its work force and (iv) its state-of-the-art facilities and equipment. All of the individuals who formerly owned or managed the Truck Body/Trailer Division's operating companies have remained with the businesses and provide comprehensive knowledge of customer needs and markets, enabling the operating companies to design and manufacture customized products.

Revenues by Product

      Set forth below are product revenues, presented by percentage, of the entities operated by the Truck Body/Trailer Division for the last five years. Standard acquired Ajax in January 1998, R/S in July 1999 and CPS in September 1999, and the table reflects their sales before and after Standard's acquisition. The information below assumes that all other Truck Body/Trailer Division operating companies were owned for the entire period.

  Fiscal year ended March 31,     Chassis    Dump Bodies  Dump Trailers    Other
  ---------------------------     -------    -----------  -------------    -----
    2000                            62%         13%            17%           8%
    1999                            52%         14%            20%          14%
    1998                            54%         37%            9%           --
    1997                            49%         45%            6%           --
    1996                            90%          7%            3%           --

Backlog

      The Truck Body/Trailer Division's backlog of unfilled orders totaled approximately $84,800,000 as of March 31, 2000, compared to approximately $62,600,000 as of March 31, 1999. We believe that this backlog may reasonably be filled during the fiscal year 2001.

Manufacturing

      Trailer Chassis

      We manufacture trailer chassis at our Hillsborough, New Jersey and Sonora, Mexico facilities. All chassis are manufactured or re-manufactured pursuant to specific customer orders. Customer orders range from several hundred to several thousand trailer chassis. We generally schedule production three or more months in advance.

      Dump Truck Bodies and Trailers

      We manufacture dump truck bodies and trailers at the facilities of R/S and CPS in Oran, Missouri and Ivel, Kentucky from customized designs based on customer specifications and applicable regulations. Examples of custom design features include length, enhanced platform supports, steel or aluminum construction depending on weight requirements and intended use, support systems, contours of the dump bed (flat or round), specialized brake systems, underside protection, specialized step placements and cargo tie downs. Production scheduling at our CPS and R/S facilities is generally four to eight weeks in advance.

Raw Materials

      The Truck Body/Trailer Division uses a variety of raw materials and components including steel, aluminum, lumber, tires, axles and hydraulics which are purchased from a number of sources. Raw materials represent approximately 77% of the cost of goods manufactured.

      We purchase materials on an as-needed basis from a number of suppliers and vendors with whom we have long-term business relationships. Lead times are generally four to six weeks, except for I-beams used in the production of trailer chassis, where lead times are dependent upon production schedules at steel mills. At each facility, we maintain inventory positions at levels which we believe to be sufficient to prevent production delays due to material shortages or our vendor allocations. To date, fluctuations in the cost or availability of raw materials have not had a significant impact on operating profits.

Marketing and Distribution

      The Truck Body/Trailer Division's customers include major leasing companies that, in turn, lease trailer chassis to steamship and rail companies, truck dealers and distributors, large private fleet owners and smaller end-users. To a limited extent, the Truck Body/Trailer Division sells its trailer chassis directly to steamship companies.

      Trac Leasing (38%) and Flexi-Van Leasing (17%) represented 55% of the sales of Truck Body/Trailer Division for the fiscal year ended March 31, 2000. Trac Leasing (29%) and Flexi-Van Leasing (31%) represented 60% of the sales of Truck Body/Trailer Division for the fiscal year ended March 31, 1999.

      We also sell manufactured products directly to end users, fleet and leasing companies, truck dealers and established distributors. The Truck Body/Trailer Division maintains a staff of 15 sales managers and customer service representatives. Management at all levels, including our President, participates in the selling process.

      Historically, the Truck Body/Trailer Division has relied on advertisements in trade journals, participation at trade shows and direct mailings to market its products. We believe that sales through truck dealers and truck equipment distributors of the Truck Body/Trailer Division's dump trailers and dump bodies enable us to expand our geographical reach without the costs associated with in-house sales personnel. During the year ended March 31, 2000, R/S began to offer extended term sales to its dealers. Management does not believe that there is any excess inventory in the hands of its dealers.

      In an effort to expand our dealer network, the Truck Body/Trailer Division continues to support the advertising programs of its dealers. Cooperative advertising has allowed the Truck Body/Trailer Division to gain product awareness and develop dealer loyalty.

Machinery and Equipment

      Our manufacturing equipment consists primarily of steel bending, cutting, hole punching, welding and painting equipment. The Truck Body/Trailer Division manufactures a portion of and maintains most of its tools and dies. CNC (Computer Numeric Control) lasers and plasma/punch fabrication centers are used extensively at our manufacturing facilities. We also use robotic welders. If plans are implemented to manufacture new products, additional tooling and equipment, as necessary, would be acquired or developed. We perform regular preventive maintenance on machinery and equipment internally and at the scheduled intervals. Standard is committed to maintaining state-of-the-art equipment and facilities. To that end, we regularly upgrade and replace machinery and equipment with advanced technology to improve product quality and manufacturing efficiencies.

Research and Development

      We emphasize design and product innovation. We continually seek to modify our products to meet the needs of the marketplace. In addition to striving to update our products, we also seek to modernize our manufacturing and tooling equipment to achieve production efficiencies and improved product quality. We have designed, fabricated and implemented much of our manufacturing equipment to conform to our needs.

      We utilize the latest in three-dimensional modeling in the design of trailers and their components. Designers use AutoCAD to develop manufacturing and presentation drawings. We also use computer aided manufacturing programs which translate the lines on the drawings into cutting diagrams for computer controlled high production plasma cutting tables. Once cut, many of these pieces are used in sub-assemblies that are welded together using a robotic welding cell. Robotic welding cells are used to manufacture a majority of our labor-intensive subassemblies.

      We use advanced pulse MIG welding technology throughout our manufacturing process. This welding process virtually eliminates the splatter commonly associated with MIG welding, reducing cleanup time and promoting higher productivity throughout the manufacturing process.

Competition for the Manufacture of Chassis, Dump Trailers and Bodies

      The dump truck trailer and dump body industry, and the trailer chassis industries are highly competitive. We compete on the basis of product innovations and capabilities, quality, durability, warranty, and customer relationships, as well as on product pricing, availability and delivery times. With respect to trailer chassis, shipping costs can substantially impact purchasing decisions and, correspondingly, competition tends to be geographical. Ajax's New Jersey facility faces competition from numerous competitors for sales on the east coast, including Strick Corporation, HPA Monon and Hyundai, Mexico. Similarly, the Sonora, Mexico facility faces competition from Hyundai, Mexico and other large manufacturers for sales on the west coast.

      With respect to dump trailers and bodies, the competition comes from numerous independent producers as well as larger manufacturers, such as The Heil Company, Galion Dump Bodies, Ranco and Clement, which generally produce standardized products and compete primarily on the basis of price.

Product Warranties

      We provide limited product warranties for product defects. These warranties generally provide for the replacement or repair of defective parts resulting from manufacturing defects or workmanship for a specified period following the date of sale. Customers and end-users also receive warranties from the suppliers of components incorporated into the final manufactured products.

Violation of Federal and State Air Quality Regulation

      On March 16, 1999 Standard (on behalf of Ajax, New Jersey) and the New Jersey Department of Environmental Protection (NJDEP) entered into a Stipulation of Settlement by which Standard, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. The initial installment of $95,000 payable on December 31,1999 has been paid. As part of the settlement, NJDEP (1) has withdrawn and settled all alleged emission exceedences of air volatile compounds ("VOCs") dating from the initiation of Standard's predecessor business in 1992 through February 28, 1999; and (2) has granted Standard a new VOC permit that roughly doubles allowable VOC emissions to 51.5 tons per year. As required under the new VOC permit, Ajax has installed a system to compute VOC emissions and periodically reconcile such computations with purchasing and production data. At current rates of production, VOC permit limits may be exceeded. Options available to Ajax include additional expansion of the VOC permit from NJDEP (such application would likely be additionally reviewable by USEPA). Another option may be to upgrade the production facility to allow use of zero-VOC or low VOC production materials. This option might include Ajax purchasing Open-Market VOC Emission Reduction Credits as permitted by recently adopted NJDEP regulations.

Other Environmental and Regulatory Compliance

      Truck trailer length, height, width, gross vehicle weight and other specifications are regulated by the National Highway Traffic Safety Administration and individual states. Changes and anticipated changes in these regulations may impact demand for new trailers, thereby contributing to industry cyclicality. We are also governed by a variety of regulations established by various federal, state and local agencies governing such matters including employee safety and working conditions, environmental protection and other activities.

      We are subject to Federal, state and local laws and regulations relating to our operations, including building and occupancy codes, occupational safety and environmental laws including laws governing the use, discharge and disposal of hazardous materials. Except as otherwise described above with regard to air quality regulations, Standard is not aware of any material non-compliance with any such laws and regulations. We are a manufacturer of truck trailer chassis and are covered by Standard Industrial Code (SIC) #3715. Companies covered by SIC Code #3715 are among those companies subject to the New Jersey Industrial Site Recovery Act ("ISRA"). Pursuant to ISRA, we have begun an investigation for any environmental "Areas of Concern" ("AOCs") that may be present at the Ajax, New Jersey facility. We have entered into a Remediation Agreement with NJDEP by which we will fulfill our obligations under ISRA. AOCs, if discovered, could require remediation, which could have a material adverse effect on us.

      In March 1998, as part of the ISRA Remediation Agreement with NJDEP, we performed soil and sediment sampling at various locations at the Ajax, New Jersey facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. We have engaged a contractor to perform additional sampling at these locations, the results of which have been forwarded to NJDEP. NJDEP and Standard are presently reviewing results generated March 1999. If the additional sampling indicates additional areas of contamination above NJDEP compliance levels, additional investigations may be necessary or remedial action including removal and replacement of affected soil may be indicated. The cost of such action, if necessary, is not expected to be material to our financial position.

      There can be no assurance that additional investigations will not reveal additional environmental regulatory compliance liabilities, nor can there be any assurance that health-related or environmental issues will not arise in the future and, if so, that they will not have a material adverse impact on our financial position or results of operations.

Critical Components Division

      The Critical Components Division operates through its wholly-owned subsidiary, Ranor Inc. In conjunction with the acquisition of Ranor in June 1999, we established a new, wholly-owned subsidiary, Critical Components Corporation, to manage this and future acquisitions in our engineered products line.

Ranor Inc.

      Ranor, located in Westminster, Massachusetts, specializes in the machining and precision fabrication of very large metal components used in a variety of industries. The primary markets Ranor serves include nuclear, national laboratories, aerospace, shipbuilding, plastic and process machinery, and power generation. We believe that Ranor has gained a national reputation for its ability to machine and fabricate large parts and assemblies while meeting stringent requirements for tight tolerances. These projects typically involve complex configurations, difficult handling and fixturing issues. These large parts and assemblies require certified quality programs which Ranor possesses.

      Ranor machines the 16-ft. diameter domes used to make the fuel tanks for certain launch rockets. Ranor has also built much of the large precision vacuum equipment for the National Ignition Facility in California. Ranor's largest product by volume is the fabricated and machined canister used for the storage of spent nuclear reactor fuel. We believe Ranor is the largest manufacturer of this product in the United States. Ranor was the first company in the U.S. to obtain a "Nuclear

TP" (Transportation Package) stamp from the American Society of Mechanical Engineers.

      Utilizing some of the largest non-captive manufacturing equipment in the United States, Ranor provides a broad range of fabrication services (cutting, forming, rolling, welding, assembly, finishing) and large part machining, all with the highest level quality certifications.

Product Lines

      o     Nuclear

      Canisters and containers for the storage of spent nuclear fuel (SNF) and other radioactive wastes are historically the highest revenue product line at Ranor. The unique combination of very large machining and fabrication tools, manufacturing engineering expertise, and nuclear-capable quality assurance has led to Ranor's leadership in this market. The types of radioactive waste containers produced by Ranor include:

            o Dry storage canisters (DSCs) are used by utilities to contain spent nuclear fuel rods for on-site horizontal storage in concrete modules. The 15-ft tall, 7-ft diameter DSCs combine stainless and carbon steels with lead and other shielding materials. Designs are very complex, requiring extensive manufacturing, engineering and exacting machine and welding fabrication.

            o Liners for vertical concrete storage modules are a related product. Ranor is currently involved in manufacturing this modified approach to on-site SNF storage, maintaining our commitment to this market segment.

            o Storage casks embody an alternative design for on-site SNF storage. Utilizing its handling, shrink-fitting, and fabrication expertise, Ranor produces storage casks from large, heavy forging, which can be up to 9 in. thick.

            o Ranor also fabricates smaller containers and vaults for transuranic and lower-level wastes. The lighter, but dimensionally difficult, construction typically employed makes high-quality welding, fabrication experience and vendor management critical to manufacturing success.

      o     National Laboratories

      Ranor is involved in the precision manufacture of spatial filter vessels and beam line vacuum vessels for the National Ignition Facility. This cutting edge facility will test control nuclear fusion initiated by a family of high intensity laser beams. Ranor will shortly commence work on confinement spheres for a similar facility in Los Alamos. This facility conducts dual axis radiography of explosive events, which are confined in high strength spherical vessels manufactured by Ranor.

      o     Aerospace

      Ranor is a long-term supplier of machining services supporting launch rocket fuel tank production. Specializing in net configuration machining of the domed end enclosures for launch rocket fuel tanks, Ranor believes it is the only domestic corporation to perfect the finish machining process of the domed end enclosures, negating the need for subsequent manufacturing operations and thereby improving product quality and production efficiencies. Ranor has delivered large domed fuel tank components for reusable launch rocket vehicles and a prototype reusable launch vehicle. We believe the domes are the largest one-piece dome enclosures manufactured in the world.

      o     Shipbuilding

      Ranor believes it is currently the sole supplier of a family of ride control devices used on high-speed multi-hull ferries used in ocean service. These consist of precision fabricated and machined underwater foils (wing-like devices) which are used to counteract the motions induced by waves. Ferries which use these devices are generally able to offer greater comfort to passengers and can operate in more severe weather conditions.

      Ranor has supplied wet steam accumulators used on aircraft carriers. Each accumulator is designed to support the high-pressure steam supply for aircraft carrier catapult systems used to propel aircraft from carrier decks.

      o     Plastic & Process Machinery

      Ranor has developed long-term relationships with major manufacturers of large, industrial manufacturing equipment. Ranor provides two types of services to these manufacturers including: (i) complete outsource manufacturing and (ii) overflow capacity manufacturing.

      Ranor fabricates major components for paper machinery manufacturers and also produces complex dies for the plastic extruder industry. Many of these dies are assembled exclusively by Ranor and weigh up to 50 tons.

      o     Power Generation

      The market for new gas turbines for commercial power generation has expanded tremendously over recent years. Gas turbine power plants offer utilities clean, efficient operation at relatively low cost. Ranor currently fabricates and machines a variety of components for large gas turbine engines for two of the three world leaders in this business. Efforts are currently underway to expand Ranor's role in this industry.

Revenues by Product

           Product                           % Revenue
           -------                           ---------
       Nuclear                                   44
       National Laboratories                     21
       Aerospace                                 11
       Shipbuilding                              10
       Plastic & Process Machinery                8
       Power Generation                           3
       Other                                      3

Backlog

      Ranor's backlog of unfilled orders totaled approximately $27,700,000 as of March 31, 2000. We believe that this backlog may reasonably be filled during the fiscal year 2001.

Manufacturing

      We believe that Ranor's state-of-the-art facility and problem solving, manufacturing and engineering capabilities provide it with significant competitive advantages. These competitive advantages enable Ranor to offer its customers unique manufacturing approaches, design change recommendations, specially designed fixturing and other solutions which either reduce cost or increase manufacturability. The components produced by Ranor are technically challenging. Ranor's customers have entered into long-term arrangements to purchase products from Ranor. Ranor has more than 100 regular customers, although some customers do not always place orders during a given 12-month period.

Raw Materials

      To date, fluctuations in the cost or availability of raw materials have not had a significant impact on operating profits.

Marketing and Distribution

      The components and assemblies produced by Ranor are extremely technical and made to customer order. Ranor has established a national reputation with more than 100 regular customers.

Machinery and Equipment

      Ranor has a state-of-the-art and fully integrated CAD/CAM system with direct numerical CNC link with CNC machine tools. Ranor utilizes some of the largest non-captive manufacturing equipment in the United States.

Competition

      Ranor's competitors include: ABB in Newington, New Hampshire; the Bridgeville Division of Ionics outside Pittsburgh, Pennsylvania; Precision Component Corporation in York, Pennsylvania; Hi Tech Manufacturing, Inc. in Greensboro, North Carolina; Nooter Corp. in St. Louis, Missouri; Joseph Oats in New Jersey; and Olympic Tool and Engineering, Inc. in Shelton, Washington.

Item 2. Properties

      We have seven manufacturing plants, as described below:

      o We lease on a "triple net" basis, a 182,000 square foot factory complex on 22 acres in Hillsborough Township, New Jersey. The facility was built in 1964. Currently we use approximately 2,500 square feet for administrative offices and we use the balance for manufacturing and warehousing. The site surrounding the plant is primarily used for storing chassis, inventory and employee parking. The lease for the Hillsborough facility provides for a five-year initial term and is renewable at our option for four successive, five-year renewal terms, at an annual base rent of $600,000 for the initial term, subject to an increase during each renewal term equal to the percentage increase in the Consumer Price Index over the immediately preceding five year term. We have the option, exercisable during the initial term of the lease, to purchase the facility and land for a cash purchase price of $6,500,000, provided we are not in default under the lease.

      o We lease a 64,000 square foot manufacturing facility located on 5 acres of property in Sonora, Mexico. The lease provides for a six-year term at an annual rent of $289,000. Standard has the option to purchase the land and facility at the end of the fifth year for a price not to exceed $1,500,000. We also own seven acres of land adjacent to our leased premises.

      o We own a 140,000 square foot manufacturing facility located on 21 acres in Ivel, Kentucky. Approximately 10,000 square feet of the facility houses administrative office space.

      o We own a 120,000 square foot facility located on 25 acres in Oran, Missouri. We utilize 105,000 square feet of the facility for manufacturing purposes.

      o We own 65 acres in Westminster, Massachusetts. Manufacturing facilities total approximately 165,000 square feet, of which 25,000 square feet is newly constructed and was put into service in August 1999.

      o We own a 25,000 square foot manufacturing facility located in Montreal, Canada, acquired as part of the acquisition of Airborne.

      o We own a 40,000 square foot manufacturing facility, also located in Montreal, Canada, acquired as part of the acquisition of Arell.

      We lease 4,100 square feet of executive office space at 280 Park Avenue in New York for an annual rent of $193,000.

      We also lease 4,200 square feet of office space at 401 U.S. Route 206 in Somerville, New Jersey for an annual rent of $78,000. This space houses our Corporate Finance and Administrative Personnel.

Item 2A. Employees

      As of March 31, 2000, we had 867 full-time employees of whom 3 are officers, 30 are managers, 33 are supervisors, 66 are administrative personnel and 735 are production workers. Our employees do not belong to a collective bargaining unit and we consider our relations with our employees to be satisfactory. At the same time, Airborne and Arell had a total of 58 and 94 full time employees, respectively. The production personnel of both Airborne and Arell are unionized and the companies consider their relations with their employees to be very good.

Item 3. Legal Proceedings

      We are involved in litigation arising in the normal course of our business. Management believes that the litigation in which we are currently involved, either individually or in the aggregate, is not material to Standard's financial position or results of operations. Furthermore, we are pursuing through arbitration certain purchase price adjustments pursuant to the Ranor Asset Purchase Agreement dated June 17, 1999. In addition, we are seeking recovery against Ranor's former accountants relative to these matters.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter for year ended March 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of our Common Stock and Senior Convertible Redeemable Preferred Stock

      Our Common Stock and 8 1/2 % Senior Convertible Redeemable Preferred Stock ("Preferred Stock") are traded on the American Stock Exchange under the symbols "AJX" and "AJX.PR", respectively. The following table sets forth on a per share basis the high and low sale prices for our Common Stock and our Preferred Stock for the period from April 1, 1998 through June 29, 2000.

                                          Common Stock        Preferred Stock
                                          ------------        ---------------
                                         High       Low       High         Low
                                         ----       ---       ----         ---

  Quarter through June 30, 1998         12 5/8     8 3/4     13           9 7/8
  Quarter through September 30, 1998    11 3/8     5 1/4     11 1/4       8
  Quarter through December 31, 1998      8 1/2     4 5/8     10 7/8       6 3/8
  Quarter through March 31, 1999        10 3/8     8 3/8     11 7/8       8 3/4
  Quarter through June 30, 1999         18 3/8     8 1/2     18 3/8       9
  Quarter through September 30, 1999    19 1/16    9 3/8     19 3/8      10 3/4
  Quarter through December 31, 1999     11 7/8     7 3/8     13           9 1/4
  Quarter through March 31, 2000         9 1/2     6 5/8     10 3/4       8 1/4
  Quarter through June 27, 2000          8 3/4     4 1/4     10 3/4       7 3/4

      As of June 28, 2000 our Common Stock and Preferred Stock was held by approximately 57 and 17 holders of record, respectively.

      Dividend Policy

      The holders of our Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per year, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, we have paid all required dividends on the Preferred Stock with cash generated from operations.

      We have not paid dividends on our Common Stock to date. The future payment of dividends is subject to the discretion of the Board of Directors. Moreover our Credit Agreement contains restrictions on our ability to pay dividends. The present intention of the Board is to retain all earnings, other than amounts required to be paid to holders of the Preferred Stock, for use in our business. Accordingly, we do not currently anticipate paying dividends on our Common Stock.

Item 6. Selected Financial Data

      The following table sets forth for the periods indicated selected historical financial information of Standard. We had no operating results prior to the year ended March 31, 1998. Accordingly, the information set forth below at and for the periods ended March 31, 1996, 1997, and January 26, 1998, reflects only the results of Ajax prior to our ownership. The information for the period ended March 31, 1998 represents the consolidated results of Ajax and Standard for the period from January 27, 1998, the date Ajax was acquired by Standard, through March 31, 1998. The information for the fiscal years ended March 31, 1999 and March 31, 2000 reflects the consolidated results of Standard including Ajax, R/S, CPS and Ranor, from the date each of such companies was acquired by Standard through the respective fiscal year ends. The information contained in the table has been derived from audited financial statements. The selected historical financial information should be read in conjunction with our Management's Discussion and Analysis of Financial Condition and Results of Operations, the audited consolidated financial statements (and notes thereto) and other financial and statistical information of Standard appearing elsewhere in this Annual Report.

Selected Income Data:                                         Standard                               Ajax
                                              ------------------------------------- -------------------------------------
                                                                                    Period from
                                                                                    April 1, 1997
                                                                                      through
                                                       Year Ended March 31,          January 26,     Year Ended March 31,
                                              ------------------------------------- -------------  ----------------------
                                                 2000         1999         1998         1998         1997        1996
                                              -----------  -----------  ----------- -------------  ----------  ----------
Revenues, net                                  $ 159,476     $ 75,452     $  7,936    $   25,134    $ 22,356    $ 42,538
Selling, general and administrative               14,273        6,613          407         1,431       2,510       3,082
Operating income                                  14,647        7,841        1,305         3,805       2,819       5,482
Interest expense                                   5,045        1,813          450            --          --         118
Income before income taxes                         9,352        5,748          801         3,015       2,896       5,449
Net income                                     $   5,397     $  3,482     $    343    $    1,743    $  1,728    $  3,344
                                              ===========  ===========  =========== =============  ==========  ==========
Preferred stock dividend                       $   1,160     $  1,173     $    184    $       --    $     --    $     --
                                              ===========  ===========  =========== =============  ==========  ==========
Basic net income per share (1)                 $    1.17     $   0.69     $      0    $     1.09    $   1.08    $   2.09
                                              ===========  ===========  =========== =============  ==========  ==========
Diluted net income per share (1)               $    1.11     $   0.69     $      0    $     1.09    $   1.08    $   2.09
                                              ===========  ===========  =========== =============  ==========  ==========
Basic weighted average number of
    common shares outstanding (1)                  3,623        3,356        1,846         1,600       1,600       1,600
Diluted weighted average number of
    common shares outstanding (1)                  4,867        3,356        1,846         1,600       1,600       1,600

Selected Balance Sheet Data:                                 Standard                        Ajax
                                              ------------------------------------- ---------------------------
                                                                       As at March 31,
                                              -----------------------------------------------------------------
                                                 2000         1999         1998         1997         1996
                                              -----------  -----------  ----------- -------------  ----------
Cash and cash equivalents                        $ 3,136      $ 3,686      $ 3,255       $ 1,558     $ 1,482
Accounts receivable, net                          25,217        7,032        4,838         2,536         751
Inventory                                         20,602       13,466        5,399         3,515       3,341
Property and equipment, net                       38,724       19,975        1,225           994         946
Intangible assets, net                            44,151       29,000       15,127            --          --
Current liabilities (excluding debt)              32,086       13,717        2,851         2,093       1,464
Total debt                                        68,261       32,819        4,000            --          --
Stockholders' equity                              36,918       30,916       24,709         7,222       5,495
Working capital                                   15,008        9,430       11,547         5,941       4,562

(1) "Basic and Diluted net income per share" and "Weighted Average number of common shares outstanding" data assume Ajax had 1,600,000 of common stock outstanding for periods prior to Standard acquiring Ajax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

Overview

      As part of our business strategy, we seek to grow through expansion of facilities, extension of product lines and acquisitions. Our continued expansion may place a strain on management, operational, financial and other resources. Our expansion plans will depend on our ability to identify appropriate targets for acquisitions and to raise the necessary capital for new acquisitions. Further, the success of our efforts will depend on our ability to market new products, absorb new management and other personnel, reduce duplicative overhead and manage geographically dispersed operations. We cannot assure you that we will be able to successfully continue to expand our operations or manage our growth.

Results of Operations

      The following table sets forth, for the indicated periods, some components of our Consolidated Statements of Income expressed in dollar amounts (in thousands) and as a percentage of net revenues. Results of operations for the fiscal year ended March 31, 1997 and the period ended January 26, 1998, reflect only Ajax's operations because Standard had no operations during these periods. For the fiscal year ended March 31, 1998, Standard's results reflect the operations of Standard for the entire year and those of Ajax for the period from January 26 to March 31, 1998. The fiscal years ended March 31, 1999 and March 31, 2000 reflect the consolidated results of Standard including Ajax, R/S and CPS from their respective dates of acquisition. For the fiscal year ended March 31, 2000, the results of operations also reflect the consolidated results for Ranor from the date of acquisition.

                                                  Standard Automotive Corporation
                                                  -------------------------------


                                                         Year Ended March 31,
                                      --------------------------------------------------------------
                                              2000                 1999                  1998
                                      ------------------    ------------------    ------------------
Revenues, net                         $ 159,476   100.0%    $  75,452   100.0%    $   7,936   100.0%

Cost of revenues                        129,090    80.9        59,954    79.5         6,094    76.8
Selling, general and administrative      14,273     8.9         6,613     8.7           407     5.2
Amortization of intangible assets         1,466     0.9         1,044     1.4           130     1.6

                                      ---------   -----     ---------   -----     ---------   -----
Operating income                         14,647     9.2         7,841    10.4         1,305    16.4
Other income (expense)                   (5,295)   (3.3)       (2,093)   (2.8)         (504)   (6.4)

                                      ---------   -----     ---------   -----     ---------   -----
Income before provision for taxes         9,352     5.9         5,748     7.6           801    10.1
Provision for income taxes                3,955     2.5         2,266     3.0           458     5.8

                                      ---------   -----     ---------   -----     ---------   -----
Net income                            $   5,397     3.4%    $   3,482     4.6%    $     343     4.3%
                                      =========   =====     =========   =====     =========   =====

                                                  Ajax Manufacturing Company
                                                  --------------------------
                                           Period from
                                           April 1, 1997
                                         through January 26,   Year Ended March 31,
                                         -------------------   --------------------
                                                 1998                   1997
                                         -------------------    ------------------
Revenues, net                            $  25,134    100.0%    $  22,356   100.0%

Cost of revenues                            19,898     79.2        17,027    76.2
Selling, general and administrative          1,431      5.7         2,510    11.2
Amortization of intangible assets               --       --            --      --

                                         ---------    -----     ---------   -----
Operating income                             3,805     15.1         2,819    12.6
Other income (expense)                        (790)    (3.1)           77     0.3

                                         ---------    -----     ---------   -----
Income before provision for taxes            3,015     12.0         2,896    12.9
Provision for income taxes                   1,272      5.1         1,168     5.2

                                         ---------    -----     ---------   -----
Net income                               $   1,743      6.9%    $   1,728     7.7%
                                         =========    =====     =========   =====

      The following discussion provides information regarding Standard's results of operations for the fiscal years ended March 31, 1998, March 31, 1999 and March 31, 2000. For comparison purposes the Fiscal 1998 results include Ajax's results of operations for the entire twelve month period.

Comparison of Year Ended March 31, 2000 to Year Ended March 31, 1999

      Net Revenues in Fiscal 2000 were $159,476,000, an increase of 111% from Fiscal 1999 revenues of $75,452,000. The increase reflects sales from our chassis manufacturing facility in Sonora, Mexico, which commenced operations in April 1999, nine months of ownership of Ranor and a general improvement in the trailer industry. The Mexican facility represented 27% of total Fiscal 2000 revenue while R/S, CPS and Ranor contributed 20%, 14% and 13%, respectively.

      Cost of Revenues for Fiscal 2000 increased to $129,090,000 or 81% of net revenues, from $59,954,000 or 79% of net revenues in Fiscal 1999. Cost of revenues as a percentage of net revenues increased slightly during Fiscal 2000, as a more favorable cost mix associated with the products of R/S, CPS and Ranor was offset by the start-up expenses resulting in lower margins at our Mexican facility.

      Selling, General & Administrative Expenses were $14,273,000 during Fiscal 2000, an increase of 116% from the $6,613,000 incurred during Fiscal 1999. SG&A expenses were 9% of sales for each of the periods. During Fiscal 2000, Standard experienced higher corporate oversight expenses which were offset by generally more favorable sales to expense ratios at our manufacturing locations.

      Interest Expense increased to $5,045,000 in Fiscal 2000 from $1,813,000 during Fiscal 1999, reflecting debt incurred in pursuing our acquisition and internal growth strategies.

Comparison of Year Ended March 31, 1999 to Year Ended March 31, 1998

      Net Revenues in Fiscal 1999 were $75,452,000, an increase of 128% from net revenues of $33,070,000 for Fiscal 1998. The increase in net revenues reflects a shift of our business to the manufacture of new chassis from the re-manufacture of used chassis, a general improvement in the trailer industry, and the acquisitions of R/S and CPS each with revenues representing 21% and 12%, respectively of net revenues. During Fiscal 1999, sales of new chassis represented 53% of total sales as compared to 54% in Fiscal 1998. Although the comparative percentage decreased due to the additional revenue from the acquisitions, the volume of new chassis sold approximately doubled in Fiscal 1999 compared to Fiscal 1998. In contrast, sales of re-manufactured chassis represented 9% of total sales in Fiscal 1999 compared to 37% in Fiscal 1998. The reduction in the sales of re-manufactured chassis resulted from a decline in the growth of re-manufactured chassis sold in Fiscal 1998 as compared to the aforementioned growth of the sale of new chassis. Because of certain customer requirements related to new chassis, our margins declined moderately in Fiscal 1998.

      Cost of Revenues increased to $59,954,000 or 79% of net revenues in Fiscal 1999 from $25,992,000 or 79% of net revenues in Fiscal 1998, principally as a result of the acquisitions of R/S and CPS and the shift in our product mix. Cost of revenues as a percentage of net revenues remained constant during Fiscal 1999 as the mix of our business reflected an increase in the sale of new chassis.

      Selling, General & Administrative Expenses were $6,613,000 during Fiscal 1999, an increase of 260% from the $1,838,000 incurred during Fiscal 1998. SG&A expenses increased to 9% of net revenues, up from 5% of net revenues during Fiscal 1998. The increase in SG&A as a percentage of net revenues in Fiscal 1999 principally reflects $2,547,000 arising from the addition of the R/S and CPS. Additional expenses related to an increase in selling efforts, information technology systems and general corporate overhead including officers' salaries incurred subsequent to the initial public offering.

      Interest Expense increased to $1,813,000 in Fiscal 1999 from $450,000 during Fiscal 1998, reflecting debt incurred to complete the acquisitions of R/S and CPS during Fiscal 1999 as compared to interest on the nonrecurring bridge loan which we incurred prior to completion of the acquisition of Ajax during Fiscal 1998.

Liquidity and Capital Resources

      We generated $3,820,000 of cash in operating activities during Fiscal 2000 as compared to $9,095,000 generated in operating activities during Fiscal 1999. The cash generated in operating activities during Fiscal 2000 reflects primarily an increase in net income which was more than offset by an increase in the working capital requirements at Ajax. The net cash used in investing activities was $31,147,000 during Fiscal 2000 as compared to $27,580,000 used in investing activities during the prior year. The cash used in investing activities during Fiscal 2000 was primarily for the acquisition of Ranor and for the acquisition of other property, plant and equipment. Cash provided by financing activities was predominately from the increase in the Company's Credit Facility, which was used for the acquisition of Ranor. Standard also repaid $3,625,000 of bank debt and made $1,160,000 of Preferred Stock dividend payments during Fiscal 2000. Additionally, the prior owners of R/S exercised their put agreement requiring Standard to purchase $1,000,000 of Company Common Stock which was retired to treasury. Standard also incurred additional financing costs relating to the acquisition of Ranor.

      The funding for the Ranor acquisition was obtained by increasing from $40,000,000 to $68,125,000 the amount outstanding under Standard's Credit Facility. This Credit Facility, as amended, provides for a Term Loan in the amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (collectively, the "Loans"). The principal of the Term Loan is payable in two installments of $23,125,000 and $25,000,000 in June 2004 and June 2005, respectively. Amounts outstanding under the Revolving Loan are payable in full in June 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one-year periods. All amounts due under the Credit Facility are secured by a lien on substantially all the Company's assets. As of March 31, 2000 the rate of interest for the amounts outstanding under the Credit Facility was 9.14%. The Company made scheduled quarterly principal payments of $1,000,000 in March of 2000, $1,000,000 in December of 1999, $1,000,000 in September of 1999 and $625,000 in June of 1999.

      In April 2000, we acquired Airborne and Arell. The funding to complete the acquisitions was obtained through increasing our existing Credit Facility of $68,125,000 to $125,000,000 of senior secured credit facilities ("Senior Secured Credit Facilities"), comprised of a $25.0 million Revolving Credit Facility ("Revolver"), a $50.0 million six-year Term Loan ("Term Loan A"), a $25.0 million seven-year Term Loan ("Term Loan B") and a $25.0 million Acquisition Line ("Acquisition Line"), which is available upon the fulfillment of certain conditions precedent. ING Barings LLC and PNC Capital Markets ("PNC") arranged this financing.

      In addition to financing the acquisitions of Arell and Airborne, the Senior Secured Credit Facilities are being used to finance capital expenditures, to provide additional working capital and to provide the Company with financing for future acquisitions.

      The terms on which we sell our products vary by operating company but generally provide for payment within 30 days. Our accounts receivable were collected in an average of 37 days during the fiscal year ended March 31, 2000. During Fiscal 2000, R/S began to offer extended term sales to its dealers. The outstanding receivables on extended term sales as of March 31, 2000 were $2,455,000.

      Capital expenditures were $3,959,000 in Fiscal 2000 compared to $6,110,000 in Fiscal 1999. Capital expenditures incurred during Fiscal 2000 were primarily for the purchase of new machinery for expanding the production capacity at Ranor and for equipment purchased for the recently established chassis manufacturing facility in Mexico. We anticipate that capital expenditures during the fiscal year ending March 31, 2001 will not substantially exceed those of the preceding years.

      The annual dividend requirement on our Preferred Stock at March 31, 2000 is $1,160,000. Our future earnings, if any, may not be adequate to cover dividends on the Preferred Stock. Although we fully intend to pay these quarterly dividends out of available capital surplus, we cannot assure you that we will maintain sufficient capital surplus or that future earnings, if any, will be adequate to fulfill Preferred Stock dividend obligations. In addition, at March 31, 2000, we had $68,261,000 in total debt outstanding, consisting of an outstanding Revolving Loan line of $18,245,000, a Term Loan of $44,500,000 and a Note to the prior owners of Ranor of $5,300,000. Other debt is $216,000.

      We continue to seek opportunities for growth through acquisitions. Accordingly, we may seek to raise additional cash in the form of equity, bank debt or other debt financing, or else it may seek to issue either common or preferred stock as consideration for its acquisition targets.

      At March 31, 2000, we had working capital of $15,008,000, which management believes is sufficient to meet current operating requirements. If necessary, such needs could be supplemented by funds provided by the Revolver.

Significant Events

      In June 1999, pursuant to the terms of a Stock Purchase Agreement dated April 1999, we acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"). In consideration for such capital stock we issued to the shareholders of CCC an aggregate of 180,000 shares of common stock of the Company.

      Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, Inc. (`Ranor"), a fabricator of large precision assemblies for the aerospace, nuclear, industrial and military markets. The consideration paid for Ranor was $28,800,000 subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes of the Company. In addition, we incurred approximately $2,070,000 of acquisition related expenses pertaining to the purchase and financing of Ranor.

      In April 2000, Standard, through its newly established Canadian subsidiary, Critical Components Canada Ltd., acquired all of the outstanding capital stock of Airborne and Arell. We believe that the acquisitions of Airborne and Arell further diversify Standard's operations and should significantly expand our manufacturing capability of high precision parts and assemblies for use primarily in the aerospace industry.

      We acquired Airborne and Arell for an aggregate purchase price of $20,897,700, subject to final adjustment and potential earnouts estimated to be $6,000,000 based on defined EBITDA hurdles.

      We incurred approximately $3,800,000 of additional acquisition costs related to the purchase and financing of Airborne and Arell.

      Airborne Gear & Machine Ltd.

      Airborne, founded in 1969 and located in Montreal, Canada, specializes primarily in the precision machining of rotating "hot" section parts used in jet engines. Airborne has a particular expertise and reputation for machining parts made from hard and expensive alloys such as titanium, stainless steel and inconel (a nickel alloy).

      Airborne owns and operates a 25,000 square foot facility with state-of-the-art CNC milling and lathing machinery. Airborne manufactures, among other items, thin-walled machined components up to 28 inches in diameter and subassemblies for turbine engines. Airborne holds an ISO-9002 designation, which is a sought after certification indicating quality management in production, installation and service.

      Airborne has developed and nurtured close relationships with its customers, many of whom are leaders in the aerospace industry, with whom it enjoys Preferred Supplier Status and long term supplier agreements to supply jet engine components.

      Standard anticipates that Airborne will continue to grow through strengthening and expanding existing customer relationships and the addition of new customers.

      Airborne currently has 58 employees. The production personnel are unionized with the Quebec Federation of Labour (Local 8990). The current three-year contract expires September 30, 2001. Airborne considers its relationship with its employees to be very good.

      Arell Machining Ltd.

      Arell is also an ISO-9002 certified facility located in Montreal, Canada. Arell was founded in 1961 and manufactures high precision parts for aircraft engines, landing gears and fuselages.

      Arell owns a 40,000 square foot modern and efficient facility, equipped with state-of-the-art CNC milling and lathing machinery.

      Similar to Airborne, Arell has developed and maintained strong relationships with its customers, many of whom are leaders in the aerospace industry. These relationships have also developed into Preferred Supplier Status and long-term agreements relating to the supply of parts for aircraft engines, landing gears and fuselages.

      Standard also anticipates that Arell will continue to grow through strengthening and expanding existing customer relationships and the addition of new customers.

      Arell currently has 94 employees who are unionized with the "CSN." The current three-year contract (which excludes management, office and supervisory personnel, programmers and inspectors) expires in November 2002. Arell considers its relationship with its employees to be very good.

      Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative

Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Standard's results of operations.

      During March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. Certain events, as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 15, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. Management has reviewed its stock compensation events covered by Interpretation No. 44 and has determined that no events require early consideration.

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Bulletin No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Standard has concluded that the implementation of this Bulletin will not have a material impact on its financial position or its results of operations.

Item 7A. Quantitative and Qualitative Discussions Concerning Market Risk

      We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of June 29, 2000, we had approximately $88,953,000 of prime based debt outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $890,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action which could be taken in response to these changes. Further, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

      As of April 1999, we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuation in the value of the Mexican Peso compared to the U.S. Dollar upon currency conversion may affect our financial position and cash flow. As of March 31, 2000, we had not established a foreign currency hedging program. Because a majority of our transactions are U.S. based and U.S. Dollar denominated, a hypothetical 10% change in the value of the Mexican Peso would not have a material impact on our financial position and cash flow.

Item 8. Financial Statements and Supplementary Data

      Financial statements required by this Item 8 are set forth at the pages indicated in Item 14.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

      The executive officers and directors of the Company are as follows:

Name                     Age   Position with the Company
----                     ---   -------------------------
Steven Merker (2)         43   Chairman of the Board and Chief Executive Officer
Karl Massaro              46   President and Director
Joseph Spinella (1)(2)    43   Chief Financial Officer, Secretary and Director
William Merker            39   Director
William Needham(1) (2)    59   Director
Paul Provost(1)           40   Director

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

      Joseph Spinella, CPA, has been a Director of the Company since August 1997, Secretary since June 1999 and Chief Financial Officer since August 1999. From July 1998 to August 1999, Mr. Spinella was Chief Financial Officer and Treasurer of the Terminal Marketing Company, Inc., an equipment leasing company. From 1997 to 1998, Mr. Spinella was Controller of Sanwa Healthcare Finance Corporation. From 1989 to 1996, Mr. Spinella was Vice President-Director of Financial Services and Controller of Copelco Capital, a subsidiary of Itochu International. Mr. Spinella graduated from Fairleigh Dickinson University with a B.S. degree in Accounting in 1979 and with a M.B.A. in Finance in December 1988.

      William Merker has been a Director of the Company since August 1997. In January 1999, Mr. Merker resigned as Vice President and Secretary of the Company, positions he had occupied since August 1997. Mr. Merker had been associated with the law firm of Loeb, Block & Partners LLP since 1990, specializing in the field of corporate law. In 1995, Mr. Merker and his brother, Steven Merker, founded Barclay Partners LLC. Mr. Merker received a B.S. degree in Accounting from American University in 1982 and graduated from Georgetown University Law School in 1985. William Merker is a brother of Steven Merker, Chairman of the Board and Chief Executive Officer.

      William Needham has been a Director of the Company since November 1997. Since March 1995, Mr. Needham has been a private merchant banker and investor. From March 1994 to March 1995 he was a registered representative and corporate finance specialist at First Hanover Securities, Inc., an investment banking and brokerage firm. From December 1989 to March 1994, Mr. Needham was a registered representative and corporate finance specialist at Emanuel & Company, an investment banking and brokerage firm. Mr. Needham is a director of Modal Systems, Inc., a housing construction company, and a director of Cutting Edge Industries, Inc., a manufacturer of toys and novelties. Mr. Needham graduated from Wesleyan University in 1963 with a B.A. degree in Liberal Arts.

      Paul Provost has been a Director of the Company since June 1999. He has been the Chief Executive Officer and a Director of Loving Hands Healthcare Services, Ltd. since 1984. Loving Hands provides home healthcare services in New York, New Jersey and Connecticut. Mr. Provost holds a B.S. degree in Accounting from American University and spent four years with Peat Marwick & Main LLP, serving banking industry clients.

Item 11. Executive Compensation

      The following table sets forth the compensation paid by the Company for services rendered in all capacities during the fiscal years ended March 31, 2000, 1999 and 1998 to its chief executive officer, the other most highly-compensated executive officers and other key employees, whose annual salaries and bonuses exceeded $100,000 and who were serving at March 31, 2000 (collectively, "Officers"):

                           Summary Compensation Table

                             Total Paid Compensation
                             -----------------------

                                                               Long-Term
                                                               Compensation
                                                               Awards - Options
                             Year                              to Purchase             Other
                             Ended                             Common Stock            Annual
Name and Principal Position  March 31,  Salary      Bonus      (number of shares)   Compensation
---------------------------  ---------  ------      -----      ------------------   ------------
Steven Merker,                  2000   $240,000    $60,000         120,000             $   --
Chief Executive Officer
                                1999    136,154     30,000          75,000                 --

                                1998     22,154         --              --                 --

Karl Massaro, President         2000    215,000     90,000          30,000                 --

                                1999    203,461         --          15,000                 --

                                1998    173,231         --              --                 --
Joseph Spinella,
Chief Financial Officer (1)     2000    100,962      5,000          30,000                 --

(1) Joseph Spinella became an Officer of the Company in August 1999 and, accordingly, received no compensation as an Officer during the fiscal year ended March 31, 1999. During the fiscal year ended March 31, 1999, Mr. Spinella received an option to purchase 2,000 shares of common stock in his capacity as a Director of the Company.

                        Option Grants In Last Fiscal Year

      The following table sets forth all options granted to the Named Executive Officers during Fiscal Year 2000:

                                                                                      Potential Realizable
                                                                                        Value at Assumed
                          Number of     Percent of                                    Annual Rates Of Stock
                          Securities   Total Options                                 Price Appreciation For
                          Underlying    Granted to                                        Option Term (1)
                           Options      Employee in   Exercise    Expiration    -----------------------------------
Name                       Granted      Fiscal Year     Price      Date (2)      0%($)         5%($)       10%($)
----                       -------      -----------     -----      --------     -------         -----     -------
Steven Merker              40,000           12.1%     $15.87500    6/1/2009     $    --      $396,106    $1,001,957

                           80,000           24.3%       8.56250   1/10/2005          --       189,340       418,415


Karl Massaro               20,000            6.1%      15.87500    6/1/2009          --       198,053       500,979

                           10,000            3.0%       8.56250   1/10/2005          --        23,668        52,302

Joseph Spinella            25,000            7.6%      17.25625    8/1/2009      18,594       301,645       735,930

                            5,000            1.5%       8.56250   1/10/2005          --        11,834        26,151

(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using zero percent, five percent and ten percent appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast possible future appreciation, if any, of our Common Stock price. Additionally, these values do not take into consideration the provisions of the options providing for non-transferability or termination of the options following termination of employment. Therefore, the actual values realized may be greater or less than the potential realizable values set forth in the table.

(2) Options granted vest as follows: 0% at date of grant and 33 1/3% on each subsequent anniversary of the date of grant.

                             Year End Option Values

      The following table sets forth the aggregate value as of March 31, 2000 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2000 and the relevant columns have therefore been omitted.

                                   Number of Shares                            Value(2) of
                              of Common Stock Underlying                  In-the-Money Options
                              Options at Fiscal Year-End                 At Fiscal Year End ($)
                              --------------------------                 ----------------------
Name                     Exercisable(1)     Un-exercisable(1)     Exercisable(1)      Un-exercisble(1)
----                     -----------        --------------        -----------         -------------
Steven Merker               25,000             170,000            $      --            $      --
Karl Massaro                 5,000              40,000                4,685                9,370
Joseph Spinella                667              31,333                   --                   --

(1) Options granted during Fiscal Year 1999 and 2000 vest as follows: 0% at date of grant and 33 1/3% on each subsequent anniversary of the grant. Options indicated as exercisable are those options which were vested as of March 31, 2000. All options which had not vested as of March 31, 2000 are indicated to be un-exercisable.

(2) Value of underlying In-the-Money options is based on the closing price of our Common Stock on the American Stock Exchange on March 31, 2000 of $6.875 minus the exercise prices.

Employment Agreements

      We have entered into employment agreements with Steven Merker, Karl Massaro and Joseph Spinella.

      In January 1998, we entered into an employment agreement with Steven Merker. The agreement has a three year term, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Merker's current base annual salary is $240,000 and such bonus compensation as the Board of Directors may determine.

      In January 1998, we entered into an employment agreement with Karl Massaro. The agreement has a three year term, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Massaro's current base annual salary is $215,000 and such bonus compensation as the Board of Directors may determine. The agreement also contains restrictive covenants prohibiting Mr. Massaro from directly or indirectly competing with us east of the Mississippi River during the three-month period commencing upon the termination of his agreement, and, during the six-month period following such termination, from soliciting or servicing any of our suppliers or customers for any competitive purpose, and from employing or retaining any employee of or consultant to the Company, or soliciting any such employee or consultant to become affiliated with any entity other than the Company.

      In August 1999, we entered into an employment agreement with Joseph Spinella. The agreement has a three year term, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Spinella's current base annual salary is $150,000 and such bonus compensation as the Board of Directors may determine.

Board of Directors

      Our Certificate of Incorporation divides the Board of Directors into three classes, with, initially, one class having a term of one year, one class having a term of two years and one class having a term of three years. Commencing with the Annual Meeting of Stockholders to be held in the year 2000, Directors will be elected to succeed those Directors whose terms have expired, and each newly elected Director will serve for a three-year term. All Officers are appointed annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board. Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors will receive compensation of $500 per meeting attended and options to purchase 2,000 shares of our Common Stock in respect of the first year of such service as a director, and 500 shares of our Common Stock for each year of such service thereafter. It is expected that Directors who are not employees of the Company will receive compensation for their services in an amount to be determined. We reimburse all Directors for any expenses incurred in attending Directors' meetings. We have obtained Officers and Directors liability insurance.

Audit Committee of the Board of Directors

      The Board of Directors has designated an Audit Committee consisting of Messrs. Spinella, Needham and Provost. The duties of the Audit Committee are to:
(1) recommend to the full Board the accounting firm to be selected each year as our independent auditors and the terms and conditions upon which such firm is to be engaged; (2) receive from the auditors their disclosures regarding their independence and summarize findings from discussions with the auditors with regard to matters pertaining to their independence; (3) recommend to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K; (4) consult with the persons so chosen to be the independent auditors with regard to the plan of audit; (5) review, in consultation with the independent auditors, their report of audit, or proposed report of audit, and the accompanying management letter, if any; (6) consult with the independent auditors (periodically, as appropriate, out of the presence of management) with regard to the adequacy of our internal accounting and control procedures; (7) review the Company's financial condition and results of operations with management and the independent auditors; and (8) review any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors' independence. The Board of Directors has adopted an Audit Committee Charter.

Compensation Committee of the Board of Directors

      The Board of Directors has designated a Compensation Committee of the Board of Directors, consisting initially of Steven Merker, Joseph Spinella and William Needham. Primarily, the duties of the Compensation Committee are to (1) determine the annual salary, bonus and other benefits, direct and indirect, of any and all executive officers (as defined under Regulation S-K promulgated by the Commission), (2) prepare an Annual Report of the Compensation Committee for inclusion in our Proxy Statement, (3) review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees in the event such matters are appropriate for stockholder approval, and (4) administer any stock option plan or other bonus or incentive plan or pool adopted by the Company (including the 1997 Incentive Stock Option
Plan).

1997 Stock Option Plan, as Amended January 6, 2000

      On January 6, 2000, Standard amended its 1997 Stock Option Plan (the "Plan"). The Board believes that the Plan is desirable to attract and retain executives and other key employees of outstanding ability. Under the Plan, options to purchase an aggregate of not more than 1,000,000 shares of Common Stock. To date, options have been granted pursuant to the Plan representing 815,815 shares.

      The Board of Directors currently administers the Plan and has delegated this responsibility to the Compensation Committee. The Compensation Committee is generally empowered to interpret the Plan, prescribe rules and regulations relating thereto, determine the terms of the option agreements, amend them with the consent of the optionee, determine the individuals to whom options are to be granted, and determine the number of shares subject to each option and the exercise price thereof. The per share exercise price for options granted under the Plan are determined by the Compensation Committee; provided that the exercise price of incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the Common Stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the Common Stock of the Company); and further provided that, for a period of 18 months after our Initial Public Offering in January, 1998 ("IPO"), the exercise price will be the greater of 110% of fair market value on the date of grant or the IPO price of the Common Stock. Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of our Common Stock, or at the discretion of the Board, the Company may loan some or the entire purchase price to the optionee.

      Options will be exercisable for a term determined by the Compensation Committee which will not be greater than ten years from the date of grant (or five years in the case of ISO's granted to holders of more than 10% of the Common Stock). The Compensation Committee shall determine the effect on an option of the termination of the optionee's relationship with us. In the event of certain basic changes relating to Standard, including our reorganization, merger or consolidation, or the purchase of shares pursuant to a tender offer for shares of Common Stock, in the discretion of the Committee, each option may become fully and immediately exercisable. ISO's are not transferable other than by will or the laws of descent and distribution. Non-qualified stock options may be transferred to the optionee's spouse or lineal descendants, subject to certain restrictions. Only the holder, his or her guardian or legal representative, may exercise options during the holder's lifetime.

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

1998 Profit Sharing Plan

      We have adopted a Prototype Standardized Profit Sharing Plan with CODA. This plan is qualified under the Internal Revenue Code section 401(a) provided all terms of the plan are followed under the Summary Plan Description. The eligibility requirements and contributions or benefit provisions, which are determined to be discretionary, are not planned to be more favorable for highly compensated employees than for other employees.

Comparative Performance by the Company

      The following graph shows a comparison of cumulative total returns for Standard, the American Stock Exchange Market and a peer group index during the period from January 22, 1998 through March 31, 2000.

                  COMPARISON OF 2-YEAR CUMULATIVE TOTAL RETURN
              AMONG STANDARD AUTOMOTIVE CORPORATION, AMERICAN STOCK
            EXHANGE MARKET INDEX, SIC CODE INDEX AND S&P GROUP INDEX

 [The following table was represented by a line chart in the printed material.]

                           1/22/98   3/31/98   6/30/98    9/30/98   12/31/98   3/31/99    6/30/99     9/30/99    12/31/99   3/31/00
                           -------   -------   -------    -------   --------   -------    -------     -------    --------   -------
STANDARD AUTOMOTIVE CORP.  100.00     102.44    108.54     69.51      82.93      89.02     168.29      115.85      87.80      67.07
SIC CODE INDEX             100.00      96.69     89.96     55.29      72.24      49.27      81.12       79.84      61.01      56.03
S&P GROUP INDEX            100.00     114.42     91.65     78.99      95.12      97.91     119.57      106.81     120.88     118.02
AMEX MARKET INDEX          100.00     110.67    108.10     91.82     102.13     104.96     117.38      117.78     133.81     149.02

                     ASSUMES $100 INVESTED ON JAN. 22, 1998
                        FISCAL YEAR ENDING MAR. 31, 2000

Item 12. Security Ownership of Certain Beneficial Owners and Management

                             PRINCIPAL SHAREHOLDERS

      The following table sets forth certain information known to us regarding beneficial ownership of the Company's Common Stock at June 29, 2000 by (i) each person known by us to own beneficially more than 5% of the Company's Common Stock, (ii) each of our directors and executive officers, and (iii) all officers and directors as a group. Except as otherwise indicated, we believe, based on information furnished by such owners, that the beneficial owners of the Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                                            Percent of
     Name and Address of                     Number of     Common Stock
     Beneficial Owner                         Shares          Owned
     ----------------                         ------          -----

     Karl Massaro (1)                         145,000         3.9%
     Andrew Levy (2)                          395,430        10.6%
     William Merker (3)                       484,410        13.0%
     Steven Merker (3)                        525,160        14.1%
     Joseph Spinella (1)                           --          --
     William Needham(4)                            --          --
     Paul Provost (5)                              --          --
     All Directors and Officers as a
     group (6 persons)                      1,550,000        41.6%

(1) The addresses of such persons are c/o Standard at 401 Route 206 North, Somerville, NJ 08876-4056.
(2) The address of such person is 46 Baldwin Farm N., Greenwich, CT 06831. These shares include 30,000 shares owned by a family trust and 85,000 shares owned by Mr. Levy's wife. Mr. Levy disclaims beneficial ownership as to all such shares.
(3) The addresses of such persons are c/o Standard, 280 Park Avenue, 21st Floor West, New York, NY 10017-1216. Steven and William Merker each disclaims beneficial ownership of shares owned by the other.
(4)   The address of such person is 400 E. 58th Street, New York, NY 10022-2318
(5) The address of such person is c/o Loving Hands Health Care Service, Ltd., 676 Winters Avenue, Paramus NJ 07652

Item 13. Certain Relationships and Related Transactions

      Steven Merker and William Merker are brothers. There are no other family relationships among our officers, directors and 5% shareholders.

      In January 1998, we together with Carl Massaro, the father of Karl Massaro, entered into a "triple net" lease of the former Ajax factory and office facility owned by Carl Massaro and presently occupied by us. The lease provides for annual rent of $600,000, which is payable monthly, and approximately $63,000 annually in triple net expenses for the first year. During the initial five-year term of the lease, we have the option to purchase the leased facility and land for a cash purchase price of $6.5 million, provided we are not in default under the lease. The terms of the lease, including the purchase option, were determined through arms' length negotiation between us and Carl Massaro.

      In April 2000, we completed the acquisition of all the outstanding capital stock of Airborne and Arell. As part of the fees related to the acquisition, Redstone Advisors, a partnership of which William Merker and Redstone Capital Corp.

(a corporation owned by Andrew Levy and certain of his affiliates) are principals, received a cash fee of $785,000. In addition, for their interests as former shareholders of CCC, William Merker and Andrew Levy (and certain of Mr. Levy's affiliates) were each issued 60,000 shares of our Common Stock.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K

Financial statements and schedules

      The reports of independent certified public accountants, the consolidated financial statements and the notes to the consolidated financial statements required by this Item 14 are submitted as part of this Annual Report starting on page F-1.

             Financial Statements of Standard Automotive Corporation

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                     F-1

Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999                    F-3

Consolidated Statements of Income for the years ended March 31, 2000,        F-4
1999 and 1998

Consolidated Statements of Stockholders' Equity for the years ended          F-5
March 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended March 31,          F-6
2000, 1999 and 1998

Notes to Consolidated Financial Statements                                   F-7

               Financial Statements of Ajax Manufacturing Company
         (A wholly owned subsidiary of Standard Automotive Corporation)

Report of Independent Certified Public Accountants                          F-24

Statements of Income and Retained Earnings for the period from April 1,     F-25
1997 through  January 26, 1998

Statements of Cash Flows for the period from April 1, 1997 through          F-26
January 26, 1998

Notes to the Financial Statements                                           F-27

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under the related instructions or because the required information is presented in the financial statements or notes thereto and therefore, have been omitted.

Exhibits

      The following Exhibits are filed as a part of this Report as required by Regulation S-K. The Exhibits designated a cross bar (+) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

Exhibit No.               Description of Exhibit
-----------               ----------------------

       3.1   Amended and Restated Certificate of Incorporation of the Company
             (*)
       3.2 Form of Certificate of Designation, Preferences and Rights of 81/2% Senior Convertible Redeemable Preferred Stock (*)
       3.3   By-Laws of the Company (*)
      10.1 Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
      10.2 Form of Employment Agreement between the Company and Karl Massaro (*) Form of Consulting Agreement between the Company and Carl Massaro (*) Form of Employment Agreement between the Company and Steven Merker (*) Form of Lease between the Company and Carl Massaro (*) +
      10.7   1997 Incentive Stock Option Plan (*) +
      10.8   Advisory Agreement between the Company and Barclay partners LLC (*)
      10.9   Advisory Agreement between the company and Redstone Capital Corp.
             (*)
     10.10 Form of Redemption Note to be executed by the Company in favor of Carl Massaro (*)
     10.11   Form of Security Agreement between the Company and Carl Massaro (*)
     10.12   Form of Guaranty made by the Company in favor of Carl Massaro (*)
     10.14 Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.15 Remediation Agreement between Ajax Manufacturing Company and the NJDEP (*)
     10.16 Second Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.17 Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc. (**)
     10.18 Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (**)
     10.19 Stock Purchase Agreement between Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders of Barclay Investments, Inc. (**)
     10.20 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc.(***)
     10.21 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (***)
     10.22 Second amendment to Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (***)
     10.23 Asset Purchase Agreement between Standard, Critical Components Corp., Ranor, Inc. (Delaware), Ranor, Inc. (Massachusetts), its shareholders and Five N Leasing Co. (****).
     10.24 Amended and restated Credit Agreement dated June 16, 1999 between Standard, its subsidiaries and PNC Bank, N.A., as agent. (****)
      27.0   Financial Data Schedule (****)

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-33465.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for December 31, 1997.

***   Incorporated by reference to the Company's Form 8-K.

****  Filed herewith

(b) Reports on Form 8-K

      A Form 8-K dated August 27, 1999 was filed with respect to the Ranor acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION

STANDARD AUTOMOTIVE CORPORATION


By:       /s/ Steven Merker                       Date: June 29, 2000
----------------------------------------
          Steven Merker
  Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Date
----------                                        ----


/s/ Steven Merker                                 June 29, 2000
-------------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Karl Massaro                                  June 29, 2000
-------------------------------------------
Karl Massaro
President and Director


/s/ Joseph Spinella                               June 29, 2000
-------------------------------------------
Joseph Spinella
Chief Financial Officer, Secretary and
Director


/s/ William Merker                                June 29, 2000
-------------------------------------------
William Merker
Director


/s/ William Needham                               June 29, 2000
-------------------------------------------
William Needham
Director


/s/  Paul Provost                                 June 29, 2000
-------------------------------------------
Paul Provost
Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of

Standard Automotive Corporation:

We have audited the accompanying consolidated balance sheets of Standard Automotive Corporation (a Delaware Corporation) as of March 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the two years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Automotive Corporation as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the two years ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


New York, New York
June 29, 2000
                                          Arthur Andersen LLP

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


BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                           March 31,
                                                                     -------------------
                                                                       2000       1999
                                                                     --------   --------
Assets

Cash and cash equivalents                                            $  3,136   $  3,686
Marketable securities                                                     102        102
Accounts receivable, net                                               25,217      7,032
Other receivables                                                          --        551
Inventory, net                                                         20,602     13,466
Prepaid expenses                                                        1,269        980
Deferred taxes                                                            768        768
                                                                     --------   --------
     Total current assets                                              51,094     26,585

Property and equipment, net                                            38,724     19,975
Intangible assets, net of accumulated amortization of $2,522
     and $1,173, respectively                                          44,151     29,000
Deferred financing costs                                                2,234      1,477
Other assets                                                            1,062        415
                                                                     --------   --------
         Total assets                                                $137,265   $ 77,452
                                                                     ========   ========

Liabilities and Stockholders' Equity

Accounts payable                                                     $ 19,037   $  9,941
Accrued expenses                                                        2,451      1,760
Current portion of long term debt                                       4,000      3,438
Income taxes payable                                                      219        171
Other current liabilities                                              10,379      1,845
                                                                     --------   --------
     Total current liabilities                                         36,086     17,155

Long term debt                                                         64,261     29,381
                                                                     --------   --------
         Total liabilities                                            100,347     46,536

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
      3,000,000 shares authorized, 1,132,600 and 1,150,000
      issued and outstanding, respectively                                  1          1
Common stock, $ .001 par value 10,000,000 shares authorized,
      3,602,400 and 3,500,124 issued and outstanding, respectively          4          4
Additional paid-in capital                                             30,208     28,443
Retained earnings                                                       6,705      2,468
                                                                     --------   --------
     Total stockholders' equity                                        36,918     30,916
                                                                     --------   --------
         Total liabilities and stockholders' equity                  $137,265   $ 77,452
                                                                     ========   ========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                (in thousands, except net income per share data)

                                                         For the Years Ended March 31,
                                                        ------------------------------
                                                          2000       1999      1998(1)
                                                        --------   --------   --------
Revenues, net                                           $159,476   $ 75,452   $  7,936
Operating costs and expenses:
     Cost of revenues                                    129,090     59,954      6,094
     Selling, general and administrative expenses         14,273      6,613        407
     Amortization of intangible assets                     1,466      1,044        130
                                                        --------   --------   --------
     Total operating costs and expenses                  144,829     67,611      6,631
                                                        --------   --------   --------
Operating income                                          14,647      7,841      1,305
Interest expense                                           5,045      1,813        450
Other expense (income), net                                  250        280         54
                                                        --------   --------   --------
Income before income taxes                                 9,352      5,748        801
Provision for income taxes                                 3,955      2,266        458
                                                        --------   --------   --------
Net income                                                 5,397      3,482        343
Preferred dividend                                         1,160      1,173        184
                                                        --------   --------   --------
Net income available to common stockholders             $  4,237   $  2,309   $    159
                                                        ========   ========   ========
Basic net income per share                              $   1.17   $   0.69   $   0.09
                                                        ========   ========   ========
Diluted net income per share                            $   1.11   $   0.69   $   0.09
                                                        ========   ========   ========
Basic weighted average number of shares outstanding        3,623      3,356      1,846
                                                        ========   ========   ========
Diluted weighted average number of shares outstanding      4,867      3,356      1,846
                                                        ========   ========   ========

(1) 1998 represents the period since the Ajax acquisition on January 26, 1998 through March 31, 1998. The 1998 predecessor financial statements are included in this Form 10-K.

  The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation
         Consolidated Statements of Stockholders' Equity (in thousands)

                            Preferred                  Common                Common Stock  Additional                  Total
                              Shares     Preferred     Shares      Common    Subscription   Paid In     Retained   Stockholders'
                           Outstanding     Stock     Outstanding   Stock      Receivable    Capital     Earnings      Equity
                           -----------   ---------   -----------   ------    ------------  ----------   --------   -------------
Balance - March 31, 1997          --     $     --       1,567     $      2    $     (2)    $     --     $     --     $     --

Proceeds from sale of
common and preferred
shares, net of
expenses of $4,751             1,150            1       1,495            1          --       23,997           --       23,999

Issuance of shares to
Bridge Note Investors             --           --          33           --          --          325           --          325

Warrants and Options
Issued                            --           --          --           --          --          226           --          226

Preferred Stock
Dividend                          --           --          --           --          --           --         (184)        (184)

Net Income                        --           --          --           --          --           --          343          343
                               -----     --------       -----     --------    --------       ------     --------     --------
Balance - March 31, 1998       1,150     $      1       3,095     $      3    $     (2)    $ 24,548     $    159     $ 24,709

Payment of Common
Stock Subscription
Receivable                        --           --          --           --           2           --           --            2

Shares Issued for
Acquisitions                      --           --         405            1          --        3,559           --        3,560

Warrants and Options
Issued                            --           --          --           --          --          336           --          336

Preferred Stock
Dividend                          --           --          --           --          --           --       (1,173)      (1,173)

Net Income                        --           --          --           --          --           --        3,482        3,482
                               -----     --------       -----     --------    --------       ------     --------     --------
Balance - March 31, 1999       1,150            1       3,500            4          --       28,443        2,468       30,916

Shares Issued for
Acquisitions                      --           --         180           --          --        2,565           --        2,565

Warrants and Options
Issued                            --           --          --           --          --          200           --          200

Preferred Stock
Dividend                          --           --          --           --          --           --       (1,160)      (1,160)

Conversion of
Preferred Stock to
Common Stock                     (17)          --          17           --          --           --           --           --

Purchase of
Treasury Stock                    --           --         (95)          --          --       (1,000)          --       (1,000)

Net Income                                                                                                 5,397        5,397
                               -----     --------       -----     --------    --------       ------     --------     --------
Balance - March 31, 2000       1,133     $      1       3,602     $      4    $     --       30,208     $  6,705     $ 36,918
                               =====     ========       =====     ========    ========       ======     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       For the Years Ended March 31,
                                                                     --------------------------------
                                                                       2000        1999       1998(1)
                                                                     --------    --------    --------
Cash flows from operating activities:
Net income                                                           $  5,397    $  3,482    $    343
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                   4,516       1,926         165
        Non-cash interest and compensation                                240         337         357
        Deferred taxes                                                     --        (350)        (38)
    Change in assets and liabilities:
        Accounts receivable                                           (15,722)       (331)        677
        Inventory                                                      (1,849)     (2,948)        145
        Prepaid expenses and other                                        420        (656)       (320)
        Accounts payable and accrued expenses                          10,770       6,665        (464)
        Income taxes payable                                               48        (737)       (604)
        Other liabilities                                                  --       1,707          --
                                                                     --------    --------    --------
Net cash provided by operating activities                               3,820       9,095         261
                                                                     --------    --------    --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                   (26,387)    (21,470)    (19,361)
    Deferred acquisition costs                                           (801)         --        (810)
    Purchase of marketable securities                                      --          --        (102)
    Acquisition of property and equipment                              (3,959)     (6,110)       (197)
                                                                     --------    --------    --------
Net cash used in investing activities                                 (31,147)    (27,580)    (20,470)
                                                                     --------    --------    --------
Cash flows from financing activities:
    Proceeds from bank loan                                            33,744      26,710          --
    Repayment bank loan                                                (3,625)     (1,875)         --
    Deferred financing costs                                           (1,182)       (667)         --
    Preferred dividend payment                                         (1,160)     (1,173)       (184)
    Proceeds from the issuance of common and preferred shares, net         --          --      23,998
    Purchase of Treasury Stock                                         (1,000)         --          --
    Repayment of acquisition note                                          --      (4,000)         --
    Payments on short term borrowings                                      --          --        (350)
    Other                                                                  --         (79)         --
                                                                     --------    --------    --------
Net cash provided by financing activities                              26,777      18,916      23,464
                                                                     --------    --------    --------
Net increase (decrease) in cash and cash equivalents                     (550)        431       3,255
Cash and cash equivalents, beginning of period                          3,686       3,255          --
                                                                     --------    --------    --------
Cash and cash equivalents, end of period                             $  3,136    $  3,686    $  3,255
                                                                     ========    ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                     $  4,934    $  1,886    $    114
        Income taxes                                                    3,914       2,822       1,100

(1) 1998 represents the period since the Ajax acquisition on January 26, 1998 through March 31, 1999.

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business Combinations

      Standard Automotive Corporation (the "Company" or "SAC") was formed and incorporated in Delaware in January 1997. The Company had conducted no operations for the year ended March 31,1997. The Company has two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

Truck Body/Trailer Division

      The Truck Body/Trailer Division's principal activity is the manufacture of trailer chassis, dump truck bodies, dump trailers, truck suspensions and other related assemblies for domestic customers in the inter-modal industry, construction and agricultural industries, through its wholly owned subsidiaries, Ajax Manufacturing Co., Inc. ("Ajax"), R/S Truck Body, Inc. ("R/S") and CPS Trailer Co., Inc. ("CPS"), hereafter collectively referred to as the Company's subsidiaries.

      In January 1998 the Company executed an agreement to purchase all the outstanding shares of Ajax for a total purchase price of approximately $23,819,000 (including assumed liabilities of approximately $5,772,000), comprised of a cash payment of approximately $19,618,000 and incurred a debt obligation of approximately $4,000,000 to the Ajax shareholder and other consideration valued at approximately $201,000. The acquisition was accounted for as a purchase and, accordingly, the Company's 1998 financial statements include the results and activity of Ajax for only the period of January 27, 1998 through March 31, 1998. The excess of the purchase price over the fair value of Ajax's net assets at the date of acquisition totaled approximately $15,257,000. This amount is being amortized on a straight-line basis over a twenty-year period. The final allocation of the Ajax purchase price was subject to a post closing balance sheet adjustment which increased the purchase price by $453,000. The total amount due of $4,453,000 has been paid to the Ajax shareholder.

      In July 1998, the Company purchased all the outstanding shares of Barclay Investments, Inc. ("Barclay"), a non-operating entity, and R/S. In September 1998, the Company purchased all the outstanding shares of CPS. These acquisitions were accounted for using the purchase-method of accounting. The aggregate purchase price of approximately $24,000,000 (including assumed liabilities of approximately $9,982,000) has been allocated to the assets acquired and liabilities assumed based on respective fair values at the dates of acquisition. The excess of the purchase price over the fair value of net assets of R/S and CPS at the dates of acquisition totaled approximately $14,492,000. This amount is being amortized on a straight-line basis over a period not to exceed forty years. The Company had appraisals performed in order to properly value and amortize the useful lives of the assets acquired.

Critical Components Division

      In June 1999, pursuant to the terms of a Stock Purchase Agreement dated April 1999, the Company acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"). Simultaneously with the acquisition of CCC, the Company, through CCC, acquired substantially all of the assets of Ranor, Inc., ("Ranor") a fabricator of large precision assemblies for the aerospace, nuclear, industrial and defense markets. The consideration paid to Ranor was $28,800,000 (including assumed liabilities of approximately $1,398,000), subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes, issued by the Company and convertible into common stock of Critical Components Corporation. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was approximately $16,200,000.

2. Pro Forma Information (Unaudited)

      The following summarized unaudited proforma information (in thousands except per share data) for the year ended March 31, 2000 assumes that the June 16, 1999 acquisition of Ranor had occurred on April 1, 1999:

                                                           Adjust-   As Adjusted
                                       SAC       Ranor      ments     Proforma
                                     --------  --------   --------   ----------
Revenue                              $159,476  $  3,930   $     --    $163,406
Operating income (loss)                14,647       733       (780)     14,600
Net income (loss)                    $  5,397  $    417   $   (445)   $  5,369
                                     ========  ========   ========    ========
Preferred dividend                      1,160        --         --       1,160
Basic net income per share           $   1.17                         $   1.16
                                     ========                         ========
Diluted net income per share         $   1.11                         $   1.10
                                     ========                         ========
Basic weighted average number of
      shares outstanding                3,623                            3,623
Diluted weighted average number of
      shares outstanding                4,867                            4,867

      The proforma operating results reflect estimated adjustments for: amortization expense on intangibles arising from the acquisitions and interest expense on the acquisition debt and also the related tax effects thereon.

      Proforma results of operations information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been consummated as of April 1, 1999 or of future results of the combined companies.

3. Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

      Revenue Recognition

      The Company recognizes revenue, aside from the Critical Components Division and "bill and hold" arrangements, when the product is inspected and accepted by its customers or the customers' authorized agents and title has transferred.

      Revenues related to "bill and hold" arrangements are recognized when the products are completed and stored at the Company. These revenues meet the criteria for revenue recognition as the risks of ownership of the inventory have passed to the buyer upon completion. There is a fixed commitment by the buyer to purchase the goods, the arrangement was requested by the buyer for a specified business purpose with an agreed upon schedule for delivery, which is also consistent with the buyer's business purpose. The Company has no other performance obligations. The goods are segregated from other inventory, are ready to be shipped and are not used to fill other orders. Billing and credit terms for "bill and hold" arrangements are not modified from normal terms, the buyer has risk of loss in the event of a decline in market value, all custodial risks retained by the Company have been insured and the receivable is deemed collectible by the Company.

      The Critical Components Division records revenue using either the completed contract or the percentage of completion method of accounting, depending upon the specific nature and length of a given contract. Costs include value-added raw materials, direct engineering and manufacturing costs, applicable overheads, and special tooling and test equipment. Revenues and earnings on uncompleted contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Management evaluates each contract to determine the best indication of completion, such indicators could be cost incurred, labor incurred or units shipped. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Progress billings are made according to the terms of the contract.

      Warranties

      The Company accrues for its obligation to warrant that its products are free from defects in design, materials and workmanship generally for one year from the date of purchase.

      Cash and Cash Equivalents

      The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

      Marketable Securities

      When applicable, the Company applies Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, marketable debt and equity securities are reported at fair value, with unrealized gains and losses from those securities reported as separate component of stockholders' equity.

      Accounts Receivable

      The Company's terms on accounts receivable vary by subsidiary but generally provide for payment within 30 days. During fiscal 2000 R/S began to offer extended term sales to its dealers.

      Income Taxes

      The Company follows SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the difference between the financial statement and tax basis of assets and liabilities using expected tax rates in effect for the year in which the differences are expected to reverse.

      Inventory

      Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Acquired inventory from the acquisitions was adjusted to its then fair market value. Costs of revenues include a charge of $295,000, $531,000 and $275,000 in the fiscal years ended March 31, 2000, 1999 and 1998, respectively, representing the effects of this adjustment as the inventory was sold.

      Property and Equipment

      Property and equipment are stated at their fair values at the acquisition dates. Property and equipment purchased by the Company are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                    Years
                                                    -----
      Transportation equipment                      3 - 5
      Furniture, fixtures and office equipment      5 - 7
      Machinery and equipment                       5 - 7
      Buildings                                     40
      Leasehold improvements                        Shorter of lease term or
                                                    useful life

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

      Deferred Financing Costs

      At March 31, 2000 and 1999 costs of approximately $2,234,000 and $1,477,000, respectively, were capitalized in connection with financing acquisitions. The deferred financing costs are amortized over the life of the financing.

      Computation of Net Income Per Share

      Basic net income per share represents net income divided by the weighted average shares outstanding. Diluted net income per share represents net income divided by weighted average shares outstanding adjusted for the incremental dilution of outstanding employee stock options and warrants.

      Foreign Currency

      Foreign currency transaction gains and losses and translation adjustments are included in the accompanying consolidated financial statements. Such amounts were immaterial for each of the fiscal years ended March 31, 2000, 1999 and 1998.

      Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Standard's results of operations.

      During March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. Certain events, as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 15, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. Management has reviewed its stock compensation events covered by Interpretation No. 44 and has determined that no events require early consideration.

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Bulletin No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Standard has concluded that the implementation of this Bulletin will not have a material impact on its financial position or its results of operations.

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

      Significant accounting estimates include valuation of inventory, useful lives of property, equipment and intangible assets, the allocation of purchase prices and the measurement of contingencies.

      Fair Value of Financial Instruments

      Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For cash equivalents, marketable securities, accounts receivable, accounts payable, and debt instruments, it is estimated that the carrying amounts at March 31, 2000 and 1999 approximated fair values for these instruments because of their short-term maturity, their interest rates or their payment terms.

      Stock-Based Compensation

      The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

      The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

4. Inventory, net

      Inventory is comprised of the following:

                                                       March 31,
                                                       ---------
                                               2000               1999
                                            -----------        -----------

      Raw materials                         $ 9,977,000        $ 9,557,000
      Work in progress                        2,545,000            979,000
      Finished goods                          8,080,000          2,930,000

                                            -----------        -----------
                                            $20,602,000        $13,466,000
                                            ===========        ===========

5. Property and Equipment, net

      Property and equipment are summarized by major classifications as follows:

                                                                March 31,
                                                                ---------
                                                           2000         1999
                                                       -----------   -----------

Transportation equipment                               $   765,000   $   572,000
Leasehold improvements                                   3,713,000     2,697,000
Furniture, fixtures and office equipment                 1,860,000     1,002,000
Machinery and equipment                                 20,142,000     5,116,000
Building                                                12,546,000     8,883,000
Land                                                     3,139,000     2,622,000
                                                       -----------   -----------
             Total                                      42,165,000    20,892,000
Less: Accumulated depreciation and amortization          3,441,000       917,000

                                                       -----------   -----------
                                                       $38,724,000   $19,975,000
                                                       ===========   ===========

      Depreciation and amortization expense for the years ended March 31, 2000, 1999 and 1998 was $2,625,000, $581,000 and $250,000, respectively.

6. Long Term Debt and Credit Agreements

      In August 1997, the Company sold $ 325,000 of 12% Bridge Notes to private investors. The Bridge Notes and accrued interest thereon were repaid in February 1998 and, pursuant to the Bridge Note agreements, the private investors were issued 32,500 shares of common stock as additional consideration. The value ascribed to the issuance of such shares was based on the initial public offering price of the common stock and totaled $325,000. In addition, financing fees related to the debt totaled $29,000. Such amounts were expensed over the period that the Bridge Notes were outstanding. The annualized effective rate of interest on the Bridge Notes was 121%.

      In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into, with PNC Bank ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Facility ("Credit Facility"). The Credit Facility provided for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund the acquisitions of R/S and CPS and to retire certain indebtedness of R/S, CPS and the Company. Proceeds available under the Revolving Loan may be used for general working capital.

      In June 1999, the Company obtained an increase in its existing Credit Facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. The Company's Credit Facility, as amended, provides for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (the "Loans"). The principal of the Term Loans is payable in two installments: $23,125,000 due June 2004 and $25,000,000 due June 2005. Amounts outstanding under the Revolving Loan are payable in full in July 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods.

      Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to

EBITDA, as such terms are defined in the Credit Agreement. As of March 31, 2000 the rate of interest for the Loans is 9.14%. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

      At March 31, 2000 the total amount outstanding under the Credit Facility was $ 62,745,000.

      Future net minimum principal payments under the terms of the Credit Agreement are as follows:

      Year Ending March 31,                  Amount
      ---------------------                  ------

          2001                            $ 4,000,000
          2002                              4,938,000
          2003                              5,250,000
          2004                              5,250,000
          2005 and thereafter              43,307,000
                                          -----------
                                          $62,745,000
                                          ===========

      As part of the acquisition of Ranor in June 1999 the sellers of Ranor were issued $5,300,000 of three year, 6% interest only, convertible subordinated notes, convertible into common stock of Critical Components Corporation.

      In connection with the acquisition of Ajax Manufacturing Co., Inc. ("Ajax"), the Company incurred an obligation of approximately $4,000,000 to the Ajax shareholder. The note was secured by the assets of the Company and accrued interest at a rate of 10% per annum. The outstanding principal was paid in full in July 1999. Interest on the debt was paid on a current basis and interest expense for the period from January 27, 1998 through March 31, 1998 totaled approximately $71,000.

      The Company has an additional $216,000 of long term debt payable to various creditors.

      In April 2000 the Company increased its existing Credit Facility to consummate the acquisition of Airborne Gear & Machine Ltd. and Arell Machining Ltd. The existing Credit Facility was increased to a $125,000,000 Senior Secured Credit Facility, which is described in the Subsequent Events footnote. This Credit Facility includes a $25,000,000 acquisition line which is available upon the fulfillment of certain conditions precedent.

7. Stockholders' Equity

      Initial Public Offering

      In January 1998, the Company completed an Initial Public Offering (the "IPO") of its securities consisting of 1,150,000 shares of convertible preferred stock and 1,495,000 shares of common stock, including the exercise of the Underwriters' over-allotment option, from which it derived net proceeds of approximately $23,988,000.

      Common Stock Reserved for Issuance

      At March 31, 2000 and 1999, the Company had reserved 2,604,000 and 2,288,500 shares, respectively, for the exercise of stock options, warrants and the conversion of preferred stock.

      Convertible Redeemable Preferred Stock ("Preferred Stock")

      Dividends on the Company's Preferred Stock are payable at a rate of $1.02 per year on a quarterly basis and is convertible into common stock on a one to one basis after July 21, 1998. The Preferred Stock's conversion rate is subject to adjustment under certain circumstances, which include the failure to pay the dividend in a timely manner.

      The Preferred Stock is redeemable by the Company, with advance notice, on or after July 22, 2000 at a price of $12 per share (plus unpaid dividends) at certain stock market prices levels for the Common Stock. The Preferred Stock holders have the authority, voting as a class, to approve or disapprove issuance of any security which is senior to or comparable to the rights of the Preferred Stock, and also has preference with respect to distribution of assets. In the event that dividends are in arrears for four fiscal quarters, the Preferred Stock holders will be entitled to elect two directors to the Company's Board of Directors.

      The Company's Board of Directors may not declare dividends on the common stock if there are any dividend arrearages on its preferred stock.

      During fiscal 2000 the prior owners of R/S exercised a put option which required the Company to purchase $1,000,000 of common stock. The common stock repurchased was retired to Treasury.

      Stock Options and Warrants

      Under the 1997 Stock Option Plan, as amended, the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire one to ten years from the grant date or five years for grants to shareholders who own more than 10% of the Company's stock. The options may be exercised subject to continued service and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 1,000,000 shares under the plan. To date the Company has granted a total of 815,815 shares.

      The per share exercise price for options granted under the Plan is determined by the Board of Directors, provided that the exercise price of incentive stock options ("ISO's") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the optionee owns more than 10% of the common stock of the Company). Upon exercise of an option, the optionee may pay the purchase price with previously acquired shares of common stock of the Company or, at the discretion of the Board of Directors, the Company may loan some or the entire purchase price to the optionee.

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

      For the year ended March 31, 1999 the stock option and warrant grants were valued with the following weighted average assumptions: (1) expected lives of one to seven years; (2) dividend yield of 0%; (3) expected volatility of 62.9%; and (4) risk-free interest rate of 4.89%. If compensation cost for the Company's stock option grants had been determined in accordance with SFAS No. 123, net income available to common stockholders and earnings per share would have been reduced by approximately $221,000 and $0.07, respectively, for the year ended March 31, 1999.

      For the year ended March 31, 2000 the stock option and warrant grants were valued with the following weighted average assumptions: (1) expected lives of one to ten years; (2) dividend yield of 0%; (3) expected volatility of 54.4%; and (4) risk-free interest rate of 6.36%. If compensation cost for the Company's stock option grants had been determined in accordance with SFAS No. 123, net income available to common stockholders and basic and diluted earnings per share would have been reduced by approximately $399,984 and $0.11 and $0.08 respectively, for the year ended March 31, 2000.

      The following table summarizes information about stock options and warrants outstanding at March 31, 2000:

                         Options/Warrants Outstanding
                 ---------------------------------------------      Options/Warrants Exercisable
                                         Weighted                 ---------------------------------
                                          Average     Weighted                            Weighted
   Range of            Number            Remaining    Average           Number            Average
   Exercise      of Options/Warrants    Contractual   Exercise    of Options/Warrants     Exercise
    Prices          Outstanding            Life        Price          Exercisable          Price
    ------          -----------            ----        -----          -----------          -----
 $5.94 - 8.56                419,265       5.16       $  7.38                  82,833     $  6.42
 $9.94 - 11.50               540,000       4.84       $ 10.71                 314,000     $ 10.82
 $15.88 - 19.80              152,000       7.13       $ 16.58                  10,000     $ 17.00
                 -------------------                             --------------------
                           1,111,265       5.27       $ 10.24                 406,833     $ 10.08
                 ===================                             ====================

                                                     1998                    1999                      2000
                                                    Weighted                Weighted                 Weighted
                                                    Average                 Average                   Average
                                                    Exercise                Exercise                 Exercise
                                         Shares      Price        Shares     Price        Shares       Price
                                         ------      -----        ------     -----        ------       -----
Shares under Option/Warrant
beginning of period                           --                 352,000     $ 10.89        785,880   $  9.38
Granted                                  352,000     $ 10.89     436,500     $  8.12        329,315   $ 12.29
Canceled                                      --                  (2,620)    $  5.94         (3,930)  $  8.47
Exercised                                     --                      --     $    --             --   $    --
Shares under Option/Warrant
                                       ----------    -------   ----------    -------    -----------   -------
end of period                            352,000     $ 10.89     785,880     $  9.38      1,111,265   $ 10.24
                                       ==========    =======   ==========    =======    ===========   =======

      Options available for grant total 184,185. The weighted average fair value of options and warrants granted during the years ended March 31, 1998, 1999 and 2000 was $4.85, $7.28, and $6.77 respectively.

      The Company granted 120,000 warrants in 1999 to a non-related third party in connection with services rendered to the Company. Such warrants vest over a period of five years. The expense related to the grants approximates $200,000 in 1999 and 2000.

      The Company granted 55,000 options to non-related third party in connection with the acquisition of Ranor during the fiscal year ended March 31, 2000.

      Underwriters' Warrants

      In connection with the IPO, the Underwriters received 130,000 common stock warrants and 100,000 preferred stock warrants with exercise prices of $16.50 and $19.80, respectively. Such warrants expire on January 21, 2003.

      During fiscal year 2000, the underwriter received an additional 2,080 common stock warrants and 1,601 preferred stock warrants with exercise prices of $16.50 and $19.80, respectively. Such warrants expire on January 21, 2003.

8. Basic and Diluted Net Income Per Common Share

      The Company accounts for net income per common share in accordance with the provisions of SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and exercise of stock options and warrants (using the "Treasury Stock" method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

(in thousands, except net income             For the Fiscal Year Ended March 31,
per share data)                              -----------------------------------
                                                   2000      1999    1998(1)
                                                  ------    ------   -------
NUMERATOR:

Income from continuing operations:                $5,397    $3,482    $  343
  Less: Preferred dividends                        1,160     1,173       184

                                                  ------    ------    ------
Income available to common stockholders
  Used in basic net income per share              $4,237    $2,309    $  159
                                                  ======    ======    ======

DENOMINATOR :

Weighted average number of
common shares outstanding                          3,623     3,356     1,846

Impact of potential common shares:
  Stock options, warrents, and
  convertible preferred                            1,244        --        --

                                                  ------    ------    ------
Weighted average number of
common shares and potential common
stock used in dilutive net income per share        4,867     3,356     1,846
                                                  ======    ======    ======

Basic net income per share                        $ 1.17    $ 0.69    $ 0.09
                                                  ======    ======    ======

Diluted net income per share                      $ 1.11    $ 0.69    $ 0.09
                                                  ======    ======    ======

(1) 1998 represents the period since the Ajax acquisition on January 26, 1998 through March 31, 1998. The 1998 predecessor financial statements are included in this Form 10-K

9. Income Taxes

      The provision (benefit) for income taxes for the years ended March 31, 2000,1999 and 1998 consists of the following components:

                                                   March 31,
                                                   ---------
                                   2000               1999             1998
                                -----------       -----------       -----------
Current:
    Federal                     $ 3,065,000       $ 2,141,000       $   384,000
    State                           817,000           312,000           112,000
                                -----------       -----------       -----------
                                  3,882,000         2,453,000           496,000
                                -----------       -----------       -----------
Deferred:
    Federal                          63,000           199,000           (30,000)
    State                            10,000          (386,000)           (8,000)
                                -----------       -----------       -----------
                                     73,000          (187,000)          (38,000)
                                -----------       -----------       -----------
Total provision                 $ 3,955,000       $ 2,266,000       $   458,000
                                ===========       ===========       ===========

Deferred tax assets (liabilities) consist of the following items:

                                                           March 31,
                                                           ---------
                                                    2000                1999
                                                 -----------        -----------
Deferred tax asset:
KREDA                                            $   124,000        $   373,000
Accounts receivable                                   84,000             94,000
Inventory                                            180,000            221,000
Accrued liabilities                                   45,000             45,000
Start-up costs                                       341,000            341,000
Other                                                 (6,000)            11,000
                                                 -----------        -----------
Total deferred tax assets, gross                     768,000          1,085,000
    Less valuation allowance                              --           (317,000)
                                                 -----------        -----------
Total deferred tax assets                        $   768,000        $   768,000
                                                 ===========        ===========

      During 1996, R/S applied for and was granted status under the Kentucky Rural Economic Development Act ("KREDA"). KREDA allows the Company to receive a tax credit on income earned as a result of the Company increasing its plant size and conducting operations in a rural county. Under KREDA, the Company is allowed to use this tax credit as debt repayment.

      Reconciliation between the Company's effective tax rate and the U.S. statutory rate for the years ended March 31, 2000, 1999 and 1998 are as follows:

                                                               March 31,
                                                               ---------
                                                         2000     1999     1998
                                                         ----     ----     ----

U.S. statutory rate applied to pretax income             34.0%    34.0%    34.0%
State tax provision, net of federal tax benefit           6.3      7.8      6.0
Non deductible acquisition costs                           --     (1.7)    11.5
Amortization of goodwill                                  4.9      6.2      5.5
KREDA                                                      --     (2.1)      --
Valuation                                                (3.4)    (5.5)      --
Other                                                     0.5      0.7       --
                                                         ----     ----     ----
Total effective tax rate                                 42.3%    39.4%    57.0%
                                                         ====     ====     ====

10. Related Party Transactions

      The Company leases its New Jersey manufacturing facility from the sole stockholder of Ajax prior to acquisition. The lease provides for annual rent of $600,000 per year plus reimbursable expenses, payable monthly, for a five year period with four renewal options totaling twenty years. During the initial term of the lease, the Company also has an option to purchase the leased Ajax facility for $6.5 million.

      Fees paid to Directors and Related Parties for services rendered in connection with the acquisitions of Airborne and Arell in April 2000 were approximately $785,000, together with 120,000 shares of the Company's Common Stock.

      At March 31, 2000 and 1999, the Company had advanced $176,000 and $215,000, respectively, to an entity controlled by a stockholder of the Company for costs incurred on potential acquisitions.

      The Company and certain officers and consultants have executed employment agreements which provide for, in certain circumstances, minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:

          Year Ending March 31,                    Amount
          ---------------------                    ------

               2001                                803,000
               2002                                320,000
               2003                                110,000
                                                ----------
                                                $1,233,000
                                                ==========

11. Major Customers and Concentrations

      Major Customers

      Three customers individually accounted for 33%, 15% and 5% of net sales for the fiscal year ended March 31, 2000. Three customers individually accounted for 21%, 19% and 14% of net sales for the fiscal year ended March 31, 1999. Two customers individually accounted for 59% and 24% of net sales for the fiscal year ended March 311, 1998.

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

      Concentrations

      The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2000 approximately $1,018,000 and $25,000 were invested in two domestic money market funds. At March 31, 1999 approximately $506,000 and $526,000 were invested in two domestic money market funds.

      Credit Risk

      Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

      At March 31, 2000, the Company has two customers with an individual balance in excess of 10% of consolidated accounts receivable. In the aggregate, these two customers comprise approximately 48% of the net accounts receivable balance. At March 31, 1999, the Company had one customer with individual balances in excess of 10% of consolidated accounts receivable. In the aggregate, this one customer comprises approximately 18% of the net accounts receivable balance.

12. Commitments and Contingencies

      Environmental Matters

      The Company is subject to various federal, state and local laws and regulations including those governing the use, discharge and disposal of hazardous materials. Except as noted below, management believes that the Company is in substantial compliance with current laws and regulations. Accordingly, no reserve has been established for such exposures. Compliance with current laws and regulations has not had, and is not expected to have, a material adverse effect on the Company's financial condition. However, it is possible that additional health related or environmental issues may arise in the future, which the Company cannot predict at present.

      On March 16, 1999 the Company (on behalf of Ajax, New Jersey) and the New Jersey Department of Environmental Protection (NJDEP) entered into a Stipulation of Settlement by which the Company, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. The entire amount was expensed in Fiscal 1999. As part of the settlement, NJDEP (1) has withdrawn and settled all allegations of Ajax emission exceedences of air volatile compounds ("VOCs") dating from the initiation of Company and predecessor business in 1992 through February 28, 1999; and (2) has granted Ajax a new VOC emission permit that roughly doubles allowable emissions to 51.5 tons per year. As required under the new VOC permit, the Company has installed at the Ajax New Jersey facility a system to compute VOC emissions and periodically reconcile such computations with company purchasing and production data. The Company projects that at current rates of production, VOC permit limits may be exceeded. The Company is studying solutions to any such exceedence, the costs of which are not expected to cause a material impact on the Company.

      The Company is subject to federal, state and local regulation of environmental matters relating to its operations, including investigation for any possible environmental impact of historical activities of the Company predecessor. The Company (on behalf of Ajax, New Jersey) is currently involved in site investigations to ascertain whether any environmental remediation efforts are required and, if necessary, the magnitude and extent of such costs.

      While it is not feasible to predict the outcome of all these matters, management, based upon all available information, is of the opinion that the ultimate disposition of these environmental matters will not have a material adverse effect on the Company's financial position or results of operations.

      Disposal Costs

      The Company also engages independent contractors to arrange, at no cost to the Company or the lessor, for the disposal of parts of refurbished chassis and used equipment that are stored at its Ajax, New Jersey facility. The Company has not established reserves related to the associated disposal costs of such items (in the event the current leasing arrangement ceases and Ajax, New Jersey relocates), since such costs will be the responsibility of its lessor.

      Legal

      The Company is involved in litigation arising in the normal course of business. Management believes that the litigation in which the Company is currently involved, either individually or in the aggregate, is not material to the Company's financial position or results of operations. Furthermore, the Company is pursuing through arbitration certain purchase price adjustments pursuant to the Ranor Asset Purchase Agreement dated June 17, 1999. In addition, the Company is seeking recovery against Ranor's former accountants relative to these matters.

      Operating Leases

      The Company leases facilities and equipment under operating leases expiring through 2004. Some of the leases have renewal options and most contain provision for passing though certain incremental cost. Future net minimum annual rental payments under non-cancelable leases are as follows:

          Year Ending March 31,                   Amount
          ---------------------                   ------

               2001                                870,000
               2002                                796,000
               2003                                685,000
               2004                                 96,000
                                                ----------
                                                $2,447,000
                                                ==========

      Rent expense for the year ended March 31, 2000, 1999 and 1998 totaled $1,273,000, $610,000 and $140,000, respectively.

Defined Contribution Plan

      In Fiscal 1999 The Company adopted a defined contribution 401(k) plan. All eligible employees of The Company may participate in the plan. Participants may contribute up to 15% of their eligible compensation, as defined. The Company may make discretionary profit sharing contributions to the plan. For the fiscal year ended March 31, 2000 The Company's expense related to The Plan. For The Fiscal year ended March 31, 2000 and 1999 The Company's expense related to The Plan was $338,846 and $33,036, respectively.

13. Quarterly Information (Unaudited)


      Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 2000.

                                                          Fiscal Year 2000, Quarters ended
                                                          --------------------------------
                                                 March 31   December 31(1)  September 30(1)   June 30
                                                 ----------------------------------------------------
Revenue                                          $38,374        $41,238        $44,820        $35,044
Operating income                                   3,696          3,808          3,773          3,370
Income Taxes                                         863            983          1,003          1,106
Net Income                                         1,220          1,311          1,326          1,540
Net income available to common stockholders      $   931        $ 1,022        $ 1,037        $ 1,247
                                                 ====================================================
Basic net income per share                       $  0.26        $  0.28        $  0.28        $  0.35
                                                 ====================================================
Diluted net income per share                     $  0.23        $  0.27        $  0.26        $  0.35
                                                 ====================================================

(1) The results of operations for the quarter ended September 30, 1999 include the effect of a compensation charge (determined by the then fair value of the underlying shares compared to the exercise price) relating to 225,000 warrants issued to a former employee that were accounted for using variable plan accounting. The results of operations for the quarter ended December 31, 1999 include the effect of the subsequent reversal of such charges (also determined by the then fair value of the underlying shares compared to the exercise price).

      Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 1999.

                                                            Fiscal Year 1999, Quarters ended
                                                            --------------------------------
                                                   March 31     December 31   September 30      June 30
                                                   ----------------------------------------------------
Revenue                                            $26,595        $23,732        $17,245        $ 7,880
Operating income                                     2,418          2,822          1,792            809
Income Taxes                                           568            785            586            327
Net Income                                           1,306          1,155            681            340
Net income available to common stockholders        $ 1,014        $   861        $   387        $    47
                                                   ====================================================
Basic and diluted  net income per share            $  0.30        $  0.25        $  0.12        $  0.02
                                                   ====================================================

14. Segment Information

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

      The Company operated as one segment in the year ended March 31,1998. Below are the selected financial segment data for the years ended March 31, 2000 and 1999:

                                  Truck Body/        Critical
                                    Trailer         Components
March 31, 2000                      Division          Division          Total
--------------                    -----------       ----------      ------------
(in thousands)
Revenue                             $139,803          $ 19,993        $159,796
Operating Income                      16,161             3,945          20,106
Identifiable Assets                   33,474            39,646          73,120
Capital Expenditures                   2,276             1,683           3,959

March 31, 1999
--------------
(in thousands)
Revenue                             $ 75,452          $     --        $ 75,452
Operating Income                       7,841                --           7,841
Identifiable Assets                   77,452                --          77,452
Capital Expenditures                   6,110                --           6,110

      The following is a reconciliation of reportable segment revenues, operating income, assets and other significant items to the Company's consolidated totals for March 31, 2000:

Revenue
-------
Total revenues for reporting segments                                 $ 159,796
Elimination of intersegment revenues                                       (320)
                                                                      ---------
Total consolidated revenues                                           $ 159,476
                                                                      =========

Operating income
----------------
Total operating profit or loss for reporting segments                 $  20,106
Other corporate expenses                                                 (5,459)
                                                                      ---------
Income before income taxes and extraordinary items                    $  14,647
                                                                      =========

Assets
------
Total assets for reporting segments                                      73,120
Goodwill not allocated to segments                                       44,151
Other unallocatged amounts                                               19,994
                                                                      ---------
Consolidated total                                                    $ 137,265
                                                                      =========

oTHER sIGNIFICANT iTEMS

                                        Segment                    Consolidated
                                        Totals       Adjustments      Totals
                                        -------      -----------   ------------

Interest expense                        $  270         $4,775         $5,045
Goodwill amortization                       --          1,466          1,466

15. Subsequent Events (Unaudited)

      In April 2000 the Critical Components Division acquired two companies:
Airborne Gear & Machine Ltd. ("Airborne") and Arell Machining Ltd. ("Arell") for an aggregate purchase price of $20,898,000, subject to final adjustments and potential earnouts estimated to be $6,000,000 based on defined EBITDA hurdles. In addition, the Company incurred approximately $3,800,000 of acquisition expenses related to the purchase and financing of Airborne and Arell; the Company also issued 120,000 shares of common stock to related parties.

      A portion of the funds to complete both the Airborne and Arell acquisitions was obtained through an increase of our existing Credit Facilities ("Credit Facilities") to $125,000,000, comprised of a $25.0 million Revolving Credit Facility ("Revolver"), a $50.0 million six-year Term Loan ("Term Loan A"), a $25.0 million seven-year Term Loan ("Term Loan B") and a $25.0 million Acquisition Line ("Acquisition Line") which is available upon fulfillment of certain conditions precedent. ING Barings LLC and PNC Capital Markets ("PNC") arranged this financing.

      The following table sets forth the key characteristics of the Senior Secured Credit Facilities:

--------------------------------------------------------------------------------
                        Senior Secured Credit Facilities
--------------------------------------------------------------------------------

                       Total              U.S.            Canadian
Facility               Amount           Portion            Portion     Maturity     Initial LIBOR Spread (1)
------------------------------------------------------------------------------------------------------------
Revolver            $ 25,000,000      $ 20,000,000      $  5,000,000   5 Years        350 basis points
Term Loan A           50,000,000        32,500,000        17,500,000   6 Years        350 basis points
Term Loan B           25,000,000        20,000,000         5,000,000   7 Years        400 basis points
Acquisition Line      25,000,000        25,000,000                --   1 Year (2)     350 basis points
                   -------------      ------------      ------------
Total (3)          $ 125,000,000      $ 97,500,000      $ 27,500,000
                   =============      ============      ============
------------------------------------------------------------------------------------------------------------

(1) The Company also has a Base Rate option that is the higher of the PNC Prime Rate or the Federal Funds Rate plus 1 1/2 %.

(2) Outstandings under the Acquisition Line at the end of 1 year will then be amortized over a 5-year term.

(3) The Company partially hedged its interest rate risk exposure by entering into an Interest Rate Cap transaction with a notional amount of $37,500,000.

                    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Standard Automotive Corporation

Hillsborough Township, New Jersey

      We have audited the accompanying statement of income and retained earnings and cash flows of Ajax Manufacturing Company (the "Company") for the period of April 1, 1997 through January 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the period of April 1, 1997 through January 26, 1998 in conformity with generally accepted accounting principles.


BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                           Ajax Manufacturing Company

                    Statement of Income and Retained Earnings
                                 (in thousands)

                                                             Period from
                                                            April 1, 1997
                                                          through January 26,
                                                                 1998
                                                          -------------------

Revenues                                                        $ 25,134
Operating costs and expenses:
     Cost of revenues                                             19,898
     Selling, general and administrative expenses                  1,431

                                                                --------
Total operating costs and expenses                                21,329
                                                                --------

Operating income                                                   3,805

Interest expense                                                      --
Other income (expense):
     Excise tax settlement                                          (830)
     Investment income                                                40

                                                                --------
Income before income taxes                                         3,015
Provision for income taxes                                         1,272

                                                                --------
Net income                                                         1,743
Retained earnings, beginning of period                             6,952

                                                                --------
Retained earnings, end of period                                $  8,695
                                                                ========

                 See accompanying notes to financial statements.

                           Ajax Manufacturing Company

                             Statement of Cash Flows
                                 (in thousands)

                                                                 Period from
                                                                April 1, 1997
                                                             through January 26,
                                                                    1998
                                                             -------------------

Cash flows from operating activities:
Net income                                                        $ 1,743
Adjustments to reconcile net income to net cash
     used in operating activities:
        Bad debt provision                                             25
        Depreciation and amortization                                 133
        Deferred taxes                                                (58)
     Change in assets and liabilites:
        Accounts receivable                                        (3,004)
        Inventory                                                  (2,429)
        Other receivables                                              --
        Prepaid expenses                                               25
        Accounts payable and accrued expenses                       1,075
        Income taxes payable                                        1,087

                                                                  -------
Net cash used in operating activities                              (1,403)
                                                                  -------

Cash flows from investing activities:
Issuance of note receivable - related parties                         (35)
Acquisition of property and equipment                                (211)

                                                                  -------
Net cash used in investing activities                                (246)
                                                                  -------

Cash flows from financing activities:
     Borrowings from short term debt                                  350

                                                                  -------
Net cash provided by financing activities                             350
                                                                  -------

Net decrease in cash and cash equivalents                          (1,299)
Cash and cash equivalents, beginning of period                      1,558

                                                                  -------
Cash and cash equivalents, end of period                          $   259
                                                                  =======

Supplemental disclosures of cash flow information
     Cash paid during the period for:
Interest                                                          $    --
Income taxes                                                          298

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

      On January 27, 1998 the Company's Stockholder executed an agreement to sell the company to an independent third party, Standard Automotive Corporation ("SAC"), for consideration approximating $23,618,000. The exact purchase price is subject to adjustment by the parties and will be based on the financial position of Ajax as of the closing date. The financial statements presented do not include purchase accounting adjustments associated with this acquisition.

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

      Property and Equipment

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                   Years
                                                   -----
      Transportation equipment                     3 - 5
      Furniture, fixtures and office equipment     5 - 7
      Machinery and equipment                      5 - 7
      Leasehold improvements                      10 - 25

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

3. Short-Term Borrowings

      In November 1995, the Company entered into a revolving line of credit agreement with a bank (the "Agreement") which permits borrowings up to the lesser of (1) $2,000,000 or (2) the sum of defined account receivables and inventory levels, plus $750,000. Interest on the revolving line of credit was payable monthly at the bank's rate, plus 2%. As of January 26, 1998 there was a balance outstanding of $350,000. Interest expense for the period ending January 26, 1998 totaled $1,000.

      The Agreement contained certain restrictions, including prohibitions on additional borrowings or guarantees, the sale of assets and the payment of dividends. The Company was also required to maintain certain financial ratios. As January 26, 1998, the Company was in compliance with all financial and operating covenants as specified in the Agreement. Substantially all of the assets of the Company were pledged as collateral against outstanding borrowings. This Agreement will be terminated upon completion of the sale of the Company, discussed in Note 1.

4. Income Taxes

      The provision (benefit) for income taxes in the statement of income and retained earnings consists of the following components:

                                                           Period from
                                                          April 1, 1997
                                                        through January 26,
                                                               1998
                                                        -------------------
        Current:
             Federal                                       $ 1,031,000
             State                                             300,000

        Deferred:
             Federal                                           (46,000)
             State                                             (13,000)

                                                           -----------
        Total provision                                    $ 1,272,000
                                                           ===========

      A reconciliation between the Company's effective tax-rate and the U.S. statutory rate is as follows:

                                                          Period from
                                                         April 1, 1997
                                                       through January 26,
                                                              1998
                                                       -------------------

U.S. statutory rate applied to pretax income                          34.0%
State tax provision, net of federal tax benefit                        7.0
Other                                                                  1.0

                                                       -------------------
Total effective tax rate                                              42.0%
                                                       ===================


5. Related Party Transactions

      Lease Obligations with Stockholder

      The Company leases its manufacturing and office facilities from its sole Stockholder on a monthly basis. Rent expense incurred by the Company is $508,000 for the period from April 1, 1997 through January 26, 1998.

      Selling, General and Administrative Expense

      The Company did not have employment agreements with its President; also the Company's Stockholder and his son, an officer of the Company ("Officer"). The Stockholder's and Officer's compensation varies with the overall performance of the Company and is generally subject to limitations imposed by financial institutions, which have outstanding indebtedness with the Company. Salary and incentives expense for the Company's Stockholder was $113,846 for the period from April 1, 1997 through January 26, 1998. Salaries and incentives expense for the Officer was $173,231 for the period from April 1, 1997 through January 26, 1998.

      Guarantees

      Through various guarantees, the Company's Stockholder is contingently liable for repayment of certain indebtedness of the Company. The principal balance outstanding at January 26, 1998 totaled $350,000. There are no direct costs to the Company associated with these guarantees.

6. Major Customers and Concentrations

      Major Customers

      Listed below are customers who individually accounted for 10% or more of net sales for the period from April 1, 1997 through January 26, 1998.

                                1998
      Customer                 Period
      --------                 ------
      A                            59%
      B                            24
                               ------

      Total                        83%
                               ======

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