Form 10-K/A
period 2000-03-31
STANDARD AUTOMOTIVE CORP
filed 2000-07-10
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                         STANDARD AUTOMOTIVE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                               52-2018607
            --------                               ----------
    (State of Incorporation)                    (I.R.S. Employer
                                               Identification No.)

321 Valley Road, Hillsborough, NJ                  08876-4056
---------------------------------                  ----------
(Address of principal executive                    (Zip Code)
            offices)

         (908) 874-7778
         --------------
 (Registrant's telephone number)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of each Exchange
Title of each Class                               on which Registered
-------------------                               -------------------

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

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Year Fiscal Ended March 31, 2000

                             Form 10-K Annual Report

                                      Index

                                                                            Page
                                                                            ----
Part I

    Item 1.  Business ......................................................   3

    Item 2.  Properties ....................................................  12

    Item 2A. Employees .....................................................  12

    Item 3.  Legal  Proceedings ............................................  12

    Item 4.  Submission of Matters to a Vote of Security Holders ...........  13

Part II

    Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters .......................................................  14

    Item 6.  Selected Financial Data .......................................  14

    Item 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations .........................................  15

    Item 7A. Quantitative and Qualitative Disclosures about Market Risk ....  20

    Item 8.  Financial Statements and Supplementary Data ...................  20

    Item 9.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure ..........................................  20

Part III

    Item 10. Executive Officers and Directors of the Registrant ............  21

    Item 11. Executive Compensation ........................................  22

    Item 12. Security Ownership of Certain Beneficial Owners and
             Management ....................................................  27

    Item 13. Certain Relationships and Related Transactions ................  27

Part IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ......................................................  28

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

Fiscal Year Ended March 31,   Chassis   Dump Bodies    Dump Trailers    Other
---------------------------   -------   -----------    -------------    -----
       2000                     62%         13%             17%           8%
       1999                     52%         14%             20%          14%
       1998                     54%         37%             9%            -
       1997                     49%         45%             6%            -
       1996                     90%          7%             3%            -

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

      We use advanced pulsed MIG welding technology throughout our manufacturing process. This welding process virtually eliminates the splatter commonly associated with MIG welding, reducing cleanup time and promoting higher productivity throughout the manufacturing process.

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

      o     Aerospace

      Ranor is a long-term supplier of machining services supporting launch rocket fuel tank production. Specializing in net configuration machining of the domed end enclosures for launch rocket fuel tanks. Ranor believes it is the only domestic corporation to perfect the finish machining process of the domed end enclosures, negating the need for subsequent manufacturing operations and thereby improving product quality and production efficiencies. Ranor has delivered large domed fuel tank components for reusable launch rocket vehicles and a prototype reusable launch vehicle. We believe the domes are the largest one-piece dome enclosures manufactured in the world.

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

      o We lease a 64,000 square foot manufacturing facility located on five acres of property in Sonora, Mexico. The lease provides for a six-year term at an annual rent of $289,000. Standard has the option to purchase the land and facility at the end of the fifth year for a price not to exceed $1,500,000. We also own seven acres of land adjacent to our leased premises.

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

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Price Range of our Common Stock and Senior Convertible Redeemable Preferred Stock

      Our Common Stock and 8 1/2 % Senior Convertible Redeemable Preferred Stock ("Preferred Stock") are traded on the American Stock Exchange under the symbols "AJX" and "AJX.PR," respectively. The following table sets forth on a per share basis the high and low sale prices for our Common Stock and our Preferred Stock for the period from April 1, 1998 through June 29, 2000.

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

Selected Income Data:                              Standard                               Ajax
                                      ---------------------------------   -----------------------------------
                                                                           Period from
                                                                          April 1, 1997
                                                                            through
                                             Year Ended March 31,          January 26,   Year Ended March 31,
                                       --------------------------------   -------------  --------------------
                                         2000        1999        1998          1998        1997        1996
                                       --------    --------    --------      --------    --------    --------
Revenues, net                          $159,476    $ 75,452    $  7,936      $ 25,134    $ 22,356    $ 42,538
Selling, general and administrative      14,273       6,613         407         1,431       2,510       3,082
Operating income                         14,647       7,841       1,305         3,805       2,819       5,482
Interest expense                          5,045       1,813         450            --          --         118
Income before income taxes                9,352       5,748         801         3,015       2,896       5,449
Net income                             $  5,397    $  3,482    $    343      $  1,743    $  1,728    $  3,344
                                       ========    ========    ========      ========    ========    ========
Preferred stock dividend               $  1,160    $  1,173    $    184      $     --    $     --    $     --
                                       ========    ========    ========      ========    ========    ========
Basic net income per share (1)         $   1.17    $   0.69    $      0      $   1.09    $   1.08    $   2.09
                                       ========    ========    ========      ========    ========    ========
Diluted net income per share (1)       $   1.11    $   0.69    $      0      $   1.09    $   1.08    $   2.09
                                       ========    ========    ========      ========    ========    ========
Basic weighted average number of
    common shares outstanding (1)         3,623       3,356       1,846         1,600       1,600       1,600
Diluted weighted average number of
    common shares outstanding (1)         4,867       3,356       1,846         1,600       1,600       1,600

Selected Balance Sheet Data:                       Standard                     Ajax
                                        -----------------------------    ------------------
                                                          As at March 31,
                                        ---------------------------------------------------
                                          2000       1999       1998       1997       1996
                                        -------    -------    -------    -------    -------
Cash and cash equivalents               $ 3,136    $ 3,686    $ 3,255    $ 1,558    $ 1,482
Accounts receivable, net                 25,217      7,032      4,838      2,536        751
Inventory                                20,602     13,466      5,399      3,515      3,341
Property and equipment, net              38,724     19,975      1,225        994        946
Intangible assets, net                   44,151     29,000     15,127         --         --
Current liabilities (excluding debt)     32,086     13,717      2,851      2,093      1,464
Total debt                               68,261     32,819      4,000         --         --
Stockholders' equity                     36,918     30,916     24,709      7,222      5,495
Working capital                          15,008      9,430     11,547      5,941      4,562

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

                                             Standard Automotive Corporation                      Ajax Manufacturing Company
                                ---------------------------------------------------------  ----------------------------------------
                                                                                              Period from
                                                                                             April 1, 1997
                                                   Year Ended March 31,                    through January 26,  Year Ended March 31,
                                ---------------------------------------------------------  -------------------  --------------------
                                       2000                1999                1998                1998                1997
                                ------------------   -----------------   ----------------   -----------------   ------------------
Revenues, net                   $ 159,476   100.0%   $ 75,452   100.0%   $ 7,936   100.0%   $ 25,134   100.0%   $22,356     100.0%

Cost of revenues                  129,090    80.9      59,954    79.5      6,094    76.8      19,898    79.2     17,027      76.2
Selling, general and
  administrative                   14,273     8.9       6,613     8.7        407     5.2       1,431     5.7      2,510      11.2
Amortization of intangible
  assets                            1,466     0.9       1,044     1.4        130     1.6          --      --         --      --

                                ---------   -----    --------   -----    -------   -----    --------   -----    -------     -----
Operating income                   14,647     9.2       7,841    10.4      1,305    16.4       3,805    15.1      2,819      12.6
Other income (expense)             (5,295)   (3.3)     (2,093)   (2.8)      (504)   (6.4)       (790)   (3.1)        77       0.3

                                ---------   -----    --------   -----    -------   -----    --------   -----    -------     -----
Income before provision for
  taxes                             9,352     5.9       5,748     7.6        801    10.1       3,015    12.0      2,896      12.9
Provision for income taxes          3,955     2.5       2,266     3.0        458     5.8       1,272     5.1      1,168       5.2

                                ---------   -----    --------   -----    -------   -----    --------   -----    -------      -----
Net income                      $   5,397     3.4%   $  3,482     4.6%   $   343     4.3%   $  1,743     6.9%   $ 1,728       7.7%
                                =========   =====    ========   =====    =======   =====    ========   =====    =======      =====

      The following discussion provides information regarding Standard's results of operations for the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998. For comparison purposes the Fiscal 1998 results include Ajax's results of operations for the entire twelve month period.

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

      The annual dividend requirement on our Preferred Stock at March 31, 2000 is $1,160,000. Our future earnings, if any, may not be adequate to cover the dividends on the Preferred Stock. Although we fully intend to pay these quarterly dividends out of available capital surplus, we cannot assure you that we will maintain sufficient capital surplus or that future earnings, if any, will be adequate to fulfill Preferred Stock dividend obligations. In addition, at March 31, 2000, we had $68,261,000 in total debt outstanding, consisting of an outstanding Revolving Loan of $18,245,000, a Term Loan of $45,500,000 and a note to the prior owners of Ranor of $5,300,000. Other debt is $216,000.

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

Item 7A. Quantitative and Qualitative Discussions Concerning Market Risk

      We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of June 29, 2000, we had approximately $91,453,000 of prime based debt outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $915,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action which could be taken in response to these changes. Further, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Executive Officers and Directors of the Registrant

      The executive officers and directors of the Company are as follows:

Name                    Age  Position with the Company
----                    ---  -------------------------
Steven Merker (2)        42  Chairman of the Board and Chief Executive Officer
Karl Massaro             46  President and Director
Joseph Spinella (1)(2)   42  Chief Financial Officer, Secretary and Director
William Merker           39  Director
William Needham(1) (2)   59  Director
Paul Provost(1)          40  Director

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

                           Summary Compensation Table
                             Total Paid Compensation

                                                               Long-Term
                                                               Compensation
                                                               Awards - Options
                              Year                             to Purchase
                              Ended                            Common Stock        Other Annual
Name and Principal Position   March 31,     Salary     Bonus   (number of shares)  Compensation
---------------------------   ---------     ------     -----   ------------------  ------------
Steven Merker, Chief            2000       $240,000   $60,000        120,000       $      --
Executive Officer
                                1999        136,154    30,000         75,000              --

                                1998         22,154        --             --              --

Karl Massaro, President         2000        215,000    90,000         30,000              --

                                1999        203,461        --         15,000              --

                                1998        173,231        --             --              --
Joseph Spinella, Chief
Financial Officer (1)           2000        100,962     5,000         30,000              --

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

                        Option Grants In Last Fiscal Year

      The following table sets forth all options granted to the Named Executive Officers during Fiscal Year 2000:

                                                                            Potential Realizable
                                                                              Value at Assumed
                  Number of   Percent of                                    Annual Rates Of Stock
                 Securities  Total Options                                  Price Appreciation For
                 Underlying   Granted to                                       Option Term (1)
                  Options    Employee in     Exercise    Expiration    -------------------------------
Name              Granted    Fiscal Year      Price       Date (2)     0%($)      5%($)        10% ($)
----              -------    -----------      -----       --------     -----      -----        -------
Steven Merker      40,000       12.1%       $15.87500     6/1/2009    $    --    $396,106    $1,001,957
                   80,000       24.3%         8.56250    1/10/2005         --     189,340       418,415
Karl Massaro       20,000        6.1%        15.87500     6/1/2009         --     198,053       500,979
                   10,000        3.0%         8.56250    1/10/2005         --      23,668        52,302
Joseph Spinella    25,000        7.6%        17.25625     8/1/2009     18,594     301,645       735,930
                    5,000        1.5%         8.56250    1/10/2005         --      11,834        26,151

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

                          Number of Shares                      Value(2) of
                     of Common Stock Underlying            In-the-Money Options
                     Options at Fiscal Year End           At Fiscal Year End ($)
                  ---------------------------------  --------------------------------
Name              Exercisable(1)  Un-exercisable(1)  Exercisable(1)  Un-exercisble(1)
----              --------------  -----------------  --------------  ----------------
Steven Merker        25,000          170,000              $   --         $   --
Karl Massaro          5,000           40,000               4,685          9,370
Joseph Spinella         667           31,333                  --             --

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

                           [PERFORMANCE GRAPH OMITTED]

     [The following was depicted as a line graph in the printed material.]

                           1/22/98   3/31/98   6/30/98   9/30/98   12/31/98   3/31/99   6/30/99   9/30/99  12/31/99  3/31/00
                           -------   -------   -------   -------   --------   -------   -------   -------  --------  -------
STANDARD AUTOMOTIVE CORP       100    102.44    108.54     69.51      82.93     89.02    168.29    115.85      87.8    67.07
SIC CODE INDEX                 100     96.69     89.96     55.29      72.24     49.27     81.12     79.84     61.01    56.03
S&P GROUP INDEX                100    114.42     91.65     78.99      95.12     97.91    119.57    106.81    120.88   118.02
AMEX MARKET INDEX              100    110.67    108.10     91.82     102.13    104.96    117.38    117.78    133.81   149.02


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

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                     F-1

Report of Independent Certified Public Accountants                           F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999                    F-3

Consolidated Statements of Income for the years ended March 31, 2000,
1999 and 1998                                                                F-4

Consolidated Statements of Stockholders' Equity for the years ended
March 31, 2000, 1999 and 1998                                                F-5

Consolidated Statements of Cash Flows for the years ended March 31,
2000, 1999 and 1998                                                          F-6

Notes to Consolidated Financial Statements                                   F-7

               Financial Statements of Ajax Manufacturing Company
         (A wholly owned subsidiary of Standard Automotive Corporation)

Report of Independent Certified Public Accountants                          F-23
Statements of Income and Retained Earnings for the period from April 1,
1997 through January 26, 1998                                               F-24
Statements of Cash Flows for the period from April 1, 1997 through
January 26, 1998                                                            F-25
Notes to the Financial Statements                                           F-26

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

Exhibit No. Description of Exhibit

     3.1    Amended and Restated Certificate of Incorporation of the Company (*)
     3.2 Form of Certificate of Designation, Preferences and Rights of 81/2% Senior Convertible Redeemable Preferred Stock (*)
     3.3    By-Laws of the Company (*)
     10.1 Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.2 Form of Employment Agreement between the Company and Karl Massaro (*) Form of Consulting Agreement between the Company and Carl Massaro (*) Form of Employment Agreement between the Company and Steven Merker (*) Form of Lease between the Company and Carl Massaro (*) +
     10.7   1997 Incentive Stock Option Plan (*) +
     10.8   Advisory Agreement between the Company and Barclay partners LLC (*)
     10.9   Advisory Agreement between the company and Redstone Capital Corp.
            (*)
     10.10 Form of Redemption Note to be executed by the Company in favor of Carl Massaro (*)
     10.11  Form of Security Agreement between the Company and Carl Massaro (*)
     10.12  Form of Guaranty made by the Company in favor of Carl Massaro (*)
     10.14 Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.15 Remediation Agreement between Ajax Manufacturing Company and the NJDEP (*)
     10.16 Second Amendment to Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 (*)
     10.17 Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc. (**)
     10.18 Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (**)
     10.19 Stock Purchase Agreement between Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders of Barclay Investments, Inc. (**)
     10.20 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., CPS Trailer Company, Inc. and the shareholder of CPS Trailer Company, Inc.(***)
     10.21 First amendment to Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (***)
     10.22 Second amendment to Stock Purchase Agreement between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders of R/S Truck Body, Inc. (***)
     10.23 Asset Purchase Agreement between Standard, Critical Components Corp., Ranor, Inc. (Delaware), Ranor, Inc. (Massachusetts), its shareholders and Five N Leasing Co. (****).
     10.24 Amended and restated Credit Agreement dated June 16, 1999 between Standard, its subsidiaries and PNC Bank, N.A., as agent. (****)
     27.0   Financial Data Schedule (*****)

* Incorporated by reference to the Company's Registration Statement on Form S-1, File No. 333-33465.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for December 31, 1997.

***   Incorporated by reference to the Company's Form 8-K.

****  Incorporated by reference to the Company's Form 10-K for March 31, 1999.

***** Filed herewith.

(b) Reports on Form 8-K

      A Form 8-K dated August 27, 1999 was filed with respect to the Ranor acquisition.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION

STANDARD AUTOMOTIVE CORPORATION

By: /s/ Steven Merker                             Date: July 6, 2000
   --------------------------------
   Steven Merker
   Chairman and Chief Executive
   Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Date
----------                                        ----

/s/ Steven Merker                                 July 6, 2000
-------------------------------------------
Steven Merker
Chairman and Chief Executive Officer

/s/ Karl Massaro                                  July 6, 2000
-------------------------------------------
Karl Massaro
President and Director

/s/ Joseph Spinella                               July 6, 2000
-------------------------------------------
Joseph Spinella
Chief Financial Officer, Secretary and
Director

/s/ William Merker                                July 6, 2000
-------------------------------------------
William Merker
Director

/s/ William Needham                               July 6, 2000
-------------------------------------------
William Needham
Director

/s/  Paul Provost                                 July 6, 2000
-------------------------------------------
Paul Provost
Director

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


BDO Seidman, LLP
Woodbridge, New Jersey
June 25, 1998

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                             March 31,
                                                                       ---------------------
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

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income
                (in thousands, except net income per share data)

                                                             For the Years Ended March 31,
                                                          ----------------------------------
                                                            2000         1999       1998 (1)
                                                          --------     --------     --------
Revenues, net                                             $159,476     $ 75,452     $  7,936
Operating costs and expenses:
     Cost of revenues                                      129,090       59,954        6,094
     Selling, general and administrative expenses           14,273        6,613          407
     Amortization of intangible assets                       1,466        1,044          130
                                                          --------     --------     --------
     Total operating costs and expenses                    144,829       67,611        6,631
                                                          --------     --------     --------
Operating income                                            14,647        7,841        1,305
Interest expense                                             5,045        1,813          450
Other expense (income), net                                    250          280           54
                                                          --------     --------     --------
Income before income taxes                                   9,352        5,748          801
Provision for income taxes                                   3,955        2,266          458
                                                          --------     --------     --------
Net income                                                   5,397        3,482          343
Preferred dividend                                           1,160        1,173          184
                                                          --------     --------     --------
Net income available to common stockholders               $  4,237     $  2,309     $    159
                                                          ========     ========     ========
Basic net income per share                                $   1.17     $   0.69     $   0.09
                                                          ========     ========     ========
Diluted net income per share                              $   1.11     $   0.69     $   0.09
                                                          ========     ========     ========
Basic weighted average number of shares outstanding          3,623        3,356        1,846
                                                          ========     ========     ========
Diluted weighted average number of shares outstanding        4,867        3,356        1,846
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

                         Standard Automotive Corporation
         Consolidated Statements of Stockholders' Equity (in thousands)

                            Preferred                   Common                 Common Stock   Additional                   Total
                              Shares      Preferred     Shares       Common    Subscription    Paid In      Retained   Stockholders'
                           Outstanding      Stock    Outstanding      Stock     Receivable     Capital      Earnings       Equity
                           -----------    ---------  -----------     ------    ------------   ----------    --------   -------------
Balance - March 31, 1997           --     $     --        1,567     $      2     $     (2)     $     --     $     --     $     --

Proceeds from sale of
common and preferred
shares, net of
expenses of $4,751              1,150            1        1,495            1           --        23,997           --       23,999

Issuance of shares to
Bridge Note Investors              --           --           33           --           --           325           --          325

Warrants and Options
Issued                             --           --           --           --           --           226           --          226

Preferred Stock
Dividend                           --           --           --           --           --            --         (184)        (184)

Net Income                         --           --           --           --           --            --          343          343
                                -----     --------     --------     --------     --------      --------     --------     --------

Balance - March 31, 1998        1,150            1        3,095            3     $     (2)       24,548          159       24,709

Payment of Common
Stock Subscription
Receivable                         --           --           --           --            2            --           --            2

Shares Issued for
Acquisitions                       --           --          405            1           --         3,559           --        3,560

Warrants and Options
Issued                             --           --           --           --           --           336           --          336

Preferred Stock
Dividend                           --           --           --           --           --            --       (1,173)      (1,173)

Net Income                         --           --           --           --           --            --        3,482        3,482
                                -----     --------     --------     --------     --------      --------     --------     --------

Balance - March 31, 1999        1,150            1        3,500            4           --        28,443        2,468       30,916

Shares Issued for
Acquisitions                       --           --          180           --           --         2,565           --        2,565

Warrants and Options
Issued                             --           --           --           --           --           200           --          200

Preferred Stock
Dividend                           --           --           --           --           --            --       (1,160)      (1,160)

Conversion of
Preferred Stock to
Common Stock                      (17)          --           17           --           --            --           --           --

Purchase of
Treasury Stock                     --           --          (95)          --           --        (1,000)          --       (1,000)

Net Income                                                                                                     5,397        5,397
                                -----     --------     --------     --------     --------      --------     --------     --------
Balance - March 31, 2000        1,133     $      1        3,602     $      4     $     --      $ 30,208     $  6,705     $ 36,918
                                =====     ========     ========     ========     ========      ========     ========     ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       For the Years Ended March 31,
                                                                                       -----------------------------
Cash flows from operating activities:                                                2000          1999        1998 (1)
                                                                                   --------      --------      --------
Net income                                                                         $  5,397      $  3,482      $    343
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                                                 4,516         1,926           165
        Non-cash interest and compensation                                              240           337           357
        Deferred taxes                                                                   --          (350)          (38)
    Change in assets and liabilities:
        Accounts receivable                                                         (15,722)         (331)          677
        Inventory                                                                    (1,849)       (2,948)          145
        Prepaid expenses and other                                                      420          (656)         (320)
        Accounts payable and accrued expenses                                        10,770         6,665          (464)
        Income taxes payable                                                             48          (737)         (604)
        Other liabilities                                                                --         1,707            --
                                                                                   --------      --------      --------
Net cash provided by operating activities                                             3,820         9,095           261
                                                                                   --------      --------      --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                                 (26,387)      (21,470)      (19,361)
    Deferred acquisition costs                                                         (801)           --          (810)
    Purchase of marketable securities                                                    --            --          (102)
    Acquisition of property and equipment                                            (3,959)       (6,110)         (197)
                                                                                   --------      --------      --------
Net cash used in investing activities                                               (31,147)      (27,580)      (20,470)
                                                                                   --------      --------      --------
Cash flows from financing activities:
    Proceeds from bank loan                                                          33,744        26,710            --
    Repayment bank loan                                                              (3,625)       (1,875)           --
    Deferred financing costs                                                         (1,182)         (667)           --
    Preferred dividend payment                                                       (1,160)       (1,173)         (184)
    Proceeds from the issuance of common and preferred shares, net                       --            --        23,998
    Purchase of Treasury Stock                                                       (1,000)           --            --
    Repayment of acquisition note                                                        --        (4,000)           --
    Payments on short term borrowings                                                    --            --          (350)
    Other                                                                                --           (79)           --
                                                                                   --------      --------      --------
Net cash provided by financing activities                                            26,777        18,916        23,464
                                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                   (550)          431         3,255
Cash and cash equivalents, beginning of period                                        3,686         3,255            --
                                                                                   --------      --------      --------
Cash and cash equivalents, end of period                                           $  3,136      $  3,686      $  3,255
                                                                                   ========      ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                   $  4,934      $  1,886      $    114
        Income taxes                                                                  3,914         2,822         1,100

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

2. Pro Forma Information (Unaudited)

      The following summarized unaudited pro forma information (in thousands except per share data) for the year ended March 31, 2000 assumes that the June 16, 1999 acquisition of Ranor had occurred on April 1, 1999:

                                                                      Adjust-  As Adjusted
                                               SAC         Ranor       ments     Proforma
                                             --------     -------     -------  -----------
      Revenue                                $159,476     $ 3,930     $    --    $163,406
      Operating income (loss)                  14,647         733        (780)     14,600
      Net income (loss)                      $  5,397     $   417     $  (445)   $  5,369
                                             ========     =======     =======    ========
      Preferred dividend                        1,160          --          --       1,160
      Basic net income per share             $   1.17                            $   1.16
                                             ========                            ========
      Diluted net income per share           $   1.11                            $   1.10
                                             ========                            ========
      Basic weighted average number of
        shares outstanding                      3,623                               3,623
      Diluted weighted average number of
        shares outstanding                      4,867                               4,867

      The pro forma operating results reflect estimated adjustments for amortization expense on intangibles arising from the acquisitions and interest expense on the acquisition debt and also the related tax effects thereon.

      Pro forma results of operations information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been consummated as of April 1, 1999 or future results of the combined companies.

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

      The Critical Components Division records revenue using either the completed contract or the percentage of completion method of accounting, depending upon the specific nature and length of a given contract. Costs include value-added raw materials, direct engineering and manufacturing costs, applicable overheads, and special tooling and test equipment. Revenues and earnings on uncompleted contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Management evaluates each contract to determine the best indication of completion. Such indicators could be cost incurred, labor incurred or units shipped. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Progress billings are made according to the terms of the contract.

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

                                                        Years
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

      Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on Standard's results of operations.

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

      Stock-Based Compensation

      The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Compensation expense related to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

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

      In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into, with PNC Bank ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Facility ("Credit Facility "). The Credit Facility provided for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the Term Loan were used to fund the acquisitions of R/S and CPS and to retire certain indebtedness of R/S, CPS and the Company. Proceeds available under the Revolving Loan may be used for general working capital.

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

      Interest on the amounts outstanding under the Loans is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Facility. As of March 31, 2000 the rate of interest for the Loans is 9.14%. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

      At March 31, 2000 the total amount outstanding under the Credit Facility was $ 62,745,000.

      Future net minimum principal payments under the terms of the Credit Agreement are as follows:

           Year Ending March 31,                          Amount
           ---------------------                          ------

                2001                                    $4,000,000
                2002                                     4,938,000
                2003                                     5,250,000
                2004                                     5,250,000
                2005 and thereafter                     43,307,000
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

      The Preferred Stock is redeemable by the Company, with advance notice, on or after July 22, 2000 at a price of $12 per share (plus unpaid dividends) at certain stock market price levels for the Common Stock. The Preferred Stock holders have the authority, voting as a class, to approve or disapprove issuance of any security which is senior to or comparable to the rights of the Preferred Stock, and also has preference with respect to distribution of assets. In the event that dividends are in arrears for four fiscal quarters, the Preferred Stock holders will be entitled to elect two directors to the Company's Board of Directors.

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

      The following table summarizes information about stock options and warrants outstanding at March 31, 2000:

                Options/Warrants Outstanding
                ----------------------------------                  Options/Warrants Exercisable
                                        Weighted                  ----------------------------------
                                        Average       Weighted                              Weighted
   Range of           Number           Remaining       Average           Number             Average
   Exercise      of Options/Warrants   Contractual    Exercise    of Options/Warrants       Exercise
    Prices            Outstanding          Life         Price         Exercisable            Price
    ------            -----------          ----         -----         -----------            -----
 $5.94 - 8.56              419,265         5.16        $  7.38                82,833        $  6.42
 $9.94 - 11.50             540,000         4.84        $ 10.71               314,000        $ 10.82
 $15.88 - 19.80            152,000         7.13        $ 16.58                10,000        $ 17.00
                         ---------                                           -------
                         1,111,265         5.27        $ 10.24               406,833        $ 10.08
                         =========                                           =======

                                                        1998                                 1999                        2000
                                                      Weighted                             Weighted                    Weighted
                                                      Average                               Average                    Average
                                                      Exercise                             Exercise                    Exercise
                                        Shares          Price                Shares          Price         Shares       Price
                                        ------          -----                ------          -----         ------       -----
Shares under Option/Warrant
beginning of period                          --                              352,000        $ 10.89         785,880    $  9.38
Granted                                 352,000        $ 10.89               436,500        $  8.12         329,315    $ 12.29
Canceled                                     --                               (2,620)       $  5.94          (3,930)   $  8.47
Exercised                                    --                                   --        $    --              --    $    --
Shares under Option/Warrant             -------        -------               -------        -------       ---------    -------
end of period                           352,000        $ 10.89               785,880        $  9.38       1,111,265    $ 10.24
                                        =======        =======               =======        =======       =========    =======

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

     (in thousands, except net income per share data)          For the Fiscal Year Ended March 31,
                                                               -----------------------------------
                                                                2000          1999        1998 (1)
                                                               ------        ------       --------
            NUMERATOR:

            Income from continuing operations:                 $5,397        $3,482        $  343
              Less: Preferred dividends                         1,160         1,173           184
                                                               ------        ------        ------
            Income available to common stockholders
              Used in basic net income per share               $4,237        $2,309        $  159
                                                               ======        ======        ======

            DENOMINATOR :

            Weighted average number of
            common shares outstanding                           3,623         3,356         1,846

            Impact of potential common shares:
              Stock options, warrants, and
              convertible preferred                             1,244            --            --
                                                               ------        ------        ------
            Weighted average number of
            common shares and potential common
            stock used in dilutive net income per share         4,867         3,356         1,846
                                                               ======        ======        ======

            Basic net income per share                         $ 1.17        $ 0.69        $ 0.09
                                                               ======        ======        ======

            Diluted net income per share                       $ 1.11        $ 0.69        $ 0.09
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
                                                ----------
                                                $1,233,000
                                                ==========


11. Major Customers and Concentrations

      Major Customers

      Three customers individually accounted for 33%, 15% and 5% of net sales for the fiscal year ended March 31, 2000. Three customers individually accounted for 21%, 19% and 14% of net sales for the fiscal year ended March 31, 1999. Two customers individually accounted for 59% and 24% of net sales for the fiscal year ended March 31, 1998.

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

Defined Contribution Plan

      In Fiscal 1999 the Company adopted a defined contribution 401(k) plan. All eligible employees of the Company may participate in the plan. Participants may contribute up to 15% of their eligible compensation, as defined. The Company may make discretionary profit sharing contributions to the plan. For the fiscal years ended March 31, 2000 and 1999 the Company's expense related to the plan was $338,846 and $33,036, respectively.

13. Quarterly Information (Unaudited)

      Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 2000.

                                                               Fiscal Year 2000, Quarters ended
                                                               --------------------------------
                                                    March 31    December 31 (1) September 30 (1)    June 30
                                                    -------------------------------------------------------
Revenue                                             $38,374         $41,238         $44,820         $35,044
Operating income                                      3,696           3,808           3,773           3,370
Income Taxes                                            863             983           1,003           1,106
Net Income                                            1,220           1,311           1,326           1,540
Net income available to common stockholders         $   931         $ 1,022         $ 1,037         $ 1,247
                                                    =======================================================
Basic net income per share                          $  0.26         $  0.28         $  0.28         $  0.35
                                                    =======================================================
Diluted net income per share                        $  0.23         $  0.27         $  0.26         $  0.35
                                                    =======================================================

      (1) The results of operations for the quarter ended September 30, 1999 include the effect of a compensation change (determined by the then fair value of the underlying shares compared to the exercise price) relating to 225,000 warrants, issued to a former employee and accounted for using variable plan accounting. The results of operations for the quarter ending December 31, 1999 include the effect of subsequent reversal of such charges (also determined by the then fair value of the underlying shares compared to the exercise price).

      Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 1999.

                                                               Fiscal Year 1999, Quarters ended
                                                               --------------------------------
                                                    March 31     December 31     September 30       June 30
                                                    -------------------------------------------------------
Revenue                                             $26,595         $23,732         $17,245         $ 7,880
Operating income                                      2,418           2,822           1,792             809
Income Taxes                                            568             785             586             327
Net Income                                            1,306           1,155             681             340
Net income available to common stockholders         $ 1,014         $   861         $   387         $    47
                                                    =======================================================
Basic and diluted  net income per share             $  0.30         $  0.25         $  0.12         $  0.02
                                                    =======================================================

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

      The Company operated as one segment in the year ended March 31,1998. Below are the selected financial segment data for the years ended March 31, 2000 and 1999:


                                         Truck Body/   Critical
                                           Trailer    Components
          March 31, 2000                  Division     Division      Total
          --------------                  --------     --------      -----
          (in thousands)
          Revenue                         $139,803     $ 19,993     $159,796
          Operating Income                  16,161        3,945       20,106
          Identifiable Assets               33,474       39,646       73,120
          Capital Expenditures               2,276        1,683        3,959

          March 31, 1999
          --------------
          (in thousands)
          Revenue                         $ 75,452     $     --     $ 75,452
          Operating Income                   7,841           --        7,841
          Identifiable Assets               77,452           --       77,452
          Capital Expenditures               6,110           --        6,110


      The following is a reconciliation of reportable segment revenues, operating income, assets and other significant items to the Company's consolidated totals for March 31, 2000:

      Revenue
      Total revenues for reporting segments                       $ 159,796
      Elimination of intersegment revenues                             (320)
                                                                  ---------
      Total consolidated revenues                                 $ 159,476
                                                                  =========

      Operating income
      Total operating profit or loss for reporting segments       $  20,106
      Other corporate expenses                                       (5,459)
                                                                  ---------
      Income before income taxes and extraordinary items          $  14,647
                                                                  =========

      Assets
      Total assets for reporting segments                         $  73,120
      Goodwill not allocated to segments                             44,151
      Other unallocated amounts                                      19,994
                                                                  ---------
      Consolidated total                                          $ 137,265
                                                                  =========

      Other Significant Items

                                         Segment                   Consolidated
                                         Totals       Adjustments     Totals
                                         ------       -----------     ------
      Interest expense                  $    270      $    4,775    $   5,045
      Goodwill amortization                   --           1,466        1,466


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

      A portion of the funds to complete both the Airborne and Arell acquisitions was obtained through an increase of our existing Credit Facilities ("Credit Facilities") to $125,000,000, comprised of a $25.0 million Revolving Credit Facility ("Revolver"), a $50.0 million six-year Term Loan ("Term Loan A"), a $25.0 million seven-year Term Loan ("Term Loan B") and a $25.0 million Acquisition Line ("Acquisition Line"), which is available upon fulfillment of certain conditions precedent. ING Barings LLC and PNC Capital Markets ("PNC") arranged this financing.

      The following table sets forth the key characteristics of the Senior Secured Credit Facilities:

-------------------------------------------------------------------------------------------------------------------------
                                                  Senior Secured Credit Facilities
-------------------------------------------------------------------------------------------------------------------------
                                  Total               U.S.          Canadian
Facility                          Amount            Portion          Portion        Maturity     Initial LIBOR Spread (1)
-------------------------------------------------------------------------------------------------------------------------
Revolver                      $  25,000,000      $ 20,000,000     $  5,000,000      5  Years        350 basis points

Term Loan A                      50,000,000        32,500,000       17,500,000      6  Years        350 basis points

Term Loan B                      25,000,000        20,000,000        5,000,000      7  Years        400 basis points

Acquisition Line                 25,000,000        25,000,000               --      1  Year(2)      350 basis points
                              -------------      ------------     ------------

Total (3)                     $ 125,000,000      $ 97,500,000     $ 27,500,000
                              =============      ============     ============
-------------------------------------------------------------------------------------------------------------------------

(1) The Company also has a Base Rate option that is the higher of the PNC Prime Rate or the Federal Funds Rate plus a variable spread.
(2) Amounts outstanding under the Acquisition Line at the end of 1 year will then be amortized over a 5-year term.
(3) The Company partially hedged its interest rate risk exposure by entering into an Interest Rate Cap transaction with a notional amount of $37,500,000.

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

                           Ajax Manufacturing Company

                             Statement of Cash Flows
                                 (in thousands)

                                                                  Period from
                                                                 April 1, 1997
                                                             through January 26,
                                                                     1998
                                                             -------------------
Cash flows from operating activities:
Net income                                                         $ 1,743
Adjustments to reconcile net income to net cash
      used in operating activities:
         Bad debt provision                                             25
         Depreciation and amortization                                 133
         Deferred taxes                                                (58)
      Change in assets and liabilities:
         Accounts receivable                                        (3,004)
         Inventory                                                  (2,429)
         Other receivables                                              --
         Prepaid expenses                                               25
         Accounts payable and accrued expenses                       1,075
         Income taxes payable                                        1,087

                                                                   -------
Net cash used in operating activities                               (1,403)
                                                                   -------

Cash flows from investing activities:
Issuance of note receivable - related parties                          (35)
Acquisition of property and equipment                                 (211)

                                                                   -------
Net cash used in investing activities                                 (246)
                                                                   -------

Cash flows from financing activities:
      Borrowings from short term debt                                  350

                                                                   -------
Net cash provided by financing activities                              350
                                                                   -------

Net decrease in cash and cash equivalents                           (1,299)
Cash and cash equivalents, beginning of period                       1,558

                                                                   -------
Cash and cash equivalents, end of period                           $   259
                                                                   =======

Supplemental disclosures of cash flow information
      Cash paid during the period for:
Interest                                                           $    --
Income taxes                                                           298

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
                                                           ===========

      A reconciliation between the Company's effective tax-rate and the U.S. statutory rate is as follows:

                                                               Period from
                                                              April 1, 1997
                                                           through January 26,
                                                                  1998
                                                           -------------------
          U.S. statutory rate applied to pretax income               34.0%
          State tax provision, net of federal tax benefit             7.0
          Other                                                       1.0
                                                                     ----
          Total effective tax rate                                   42.0%
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