Form 10-Q
period 2000-06-30
STANDARD AUTOMOTIVE CORP
filed 2000-08-14
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended June 30, 2000

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________________ to ________________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 11, 2000, the registrant had a total of 3,722,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Three Months Ended June 30, 2000

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets as of June 30, 2000 and March 31, 2000       3

      Consolidated Statements of Income for the three months ended
      June 30, 2000 and 1999                                                   4

      Consolidated Statements of Stockholders' Equity for the period
      ended June 30, 2000                                                      5

      Consolidated Statements of Cash Flows for the three months
      ended June 30, 2000 and 1999                                             6

      Notes to Consolidated Financial Statements                               7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

  Item 3. Quantitative and Qualitative Disclosures about Market Risk          13

Part II. Other Information

  Item 1  Legal Proceedings                                                   14

  Item 5. Other Information - Significant Events                              14

  Item 6. Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

                          PART I. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                           June 30, 2000  March 31, 2000
                                                             (Unaudited)     (Audited)
                                                           -------------  --------------
Assets
Cash and cash equivalents                                      $  3,141      $  3,136
Marketable securities                                               102           102
Accounts receivable, net                                         21,861        25,217
Inventory, net                                                   25,940        20,602
Prepaid expenses                                                  1,612         1,269
Deferred taxes                                                      768           768
                                                               --------      --------
    Total current assets                                         53,424        51,094

Property and equipment, net                                      45,624        38,724
Intangible assets, net of accumulated amortization
    of $2,995 and $2,522, respectively                           55,169        44,151
Deferred financing costs                                          4,365         2,234
Other assets                                                      1,012         1,062
                                                               --------      --------
        Total assets                                           $159,594      $137,265
                                                               ========      ========

Liabilities and Stockholders' Equity
Accounts payable                                               $ 12,170      $ 19,037
Accrued expenses                                                  2,823         2,451
Current portion of long term debt                                 5,500         4,000
Other current liabilities                                         9,609        10,598
                                                               --------      --------
    Total current liabilities                                    30,102        36,086

Long term debt                                                   90,771        64,261
                                                               --------      --------
        Total liabilities                                       120,873       100,347

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $ .001 par value;
    3,000,000 shares authorized; 1,132,600 issued
    and outstanding                                                   1             1
Common stock; $ .001 par value; 10,000,000 shares
    authorized; 3,722,400 and 3,602,400 issued
    and outstanding, respectively                                     4             4
Additional paid-in capital                                       31,038        30,208
Retained earnings                                                 7,678         6,705
                                                               --------      --------
    Total stockholders' equity                                   38,721        36,918

                                                               --------      --------
        Total liabilities and stockholders' equity             $159,594      $137,265
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                  Consolidated Statements of Income (Unaudited)

                (in thousands, except net income per share data)

                                                            Three months ended
                                                                 June 30,
                                                           --------------------
                                                             2000         1999
                                                           -------      -------

Revenues, net                                              $39,134      $35,044
Operating costs and expenses:
     Cost of revenues                                       30,147       28,261
     Selling, general and administrative expenses            4,327        3,413
                                                           -------      -------
     Total operating costs and expenses                     34,474       31,674

                                                           -------      -------
Operating income                                             4,660        3,370
Interest expense                                             2,342          682
Other expense, net                                              63           42
                                                           -------      -------

Income before income taxes                                   2,255        2,646
Provision for income taxes                                     993        1,106

                                                           -------      -------
Net income                                                   1,262        1,540
Preferred dividend                                             289          293

                                                           -------      -------
Net income available to common stockholders                $   973      $ 1,247
                                                           =======      =======

Basic net income per share                                 $  0.26      $  0.35
                                                           =======      =======
Diluted net income per share                               $  0.26      $  0.35
                                                           =======      =======

Basic weighted average number of shares outstanding          3,689        3,530
Diluted weighted average number of shares outstanding        4,831        3,572

 The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

           Consolidated Statement of Stockholders' Equity (Unaudited)

                                 (in thousands)

                               Preferred                      Common                     Additional                       Total
                                 Shares       Preferred       Shares         Common        Paid In        Retained    Stockholders'
                              Outstanding       Stock       Outstanding      Stock         Capital        Earnings       Equity
                              -----------     ---------     -----------      ------      ----------       --------    -------------
Balance - March 31, 2000          1,133       $      1          3,602       $      4       $ 30,208       $  6,705      $ 36,918

Shares Issued for
    Acquisition                      --             --            120             --            780             --           780

Options Issued                       --             --             --             --             50             --            50

Preferred Stock
    Dividend                         --             --             --             --             --           (289)         (289)

Net Income                           --             --             --             --             --          1,262         1,262
                               --------       --------       --------       --------       --------       --------      --------
Balance - June 30, 2000           1,133       $      1          3,722       $      4       $ 31,038       $  7,678      $ 38,721
                               ========       ========       ========       ========       ========       ========      ========

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                Consolidated Statements of Cash Flows (Unaudited)

                                 (in thousands)

                                                                                     Three months ended
                                                                                          June 30,
                                                                                   ----------------------
                                                                                     2000          1999
                                                                                   --------      --------
Cash flows from operating activities:
Net income                                                                         $  1,262      $  1,540
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                                 1,580           830
        Non-cash interest and compensation                                               60            50
    Change in assets and liabilities:
        Accounts receivable                                                           5,887        (6,498)
        Inventory                                                                    (1,105)         (191)
        Prepaid expenses and other                                                     (108)          536
        Accounts payable, accrued expenses expenses and other                        (9,940)        6,214
                                                                                   --------      --------
Net cash (used in) provided by operating activities                                  (2,364)        2,481
                                                                                   --------      --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                                 (21,393)      (25,336)
    Acquisition of property and equipment                                            (1,031)         (835)
                                                                                   --------      --------
Net cash used in investing activities                                               (22,424)      (26,171)
                                                                                   --------      --------
Cash flows from financing activities:
    Proceeds from bank loan                                                          28,708        25,000
    Repayment bank loan                                                              (1,313)         (625)
    Deferred financing costs                                                         (2,313)         (975)
    Preferred dividend payment                                                         (289)         (293)
                                                                                   --------      --------
Net cash provided by financing activities                                            24,793        23,107
                                                                                   --------      --------

Net Increase (decrease) in cash and cash equivalents                                      5          (583)
Cash and cash equivalents, beginning of period                                        3,136         3,686
                                                                                   --------      --------
Cash and cash equivalents, end of period                                           $  3,141      $  3,103
                                                                                   ========      ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                                   $  2,509      $    662
        Income taxes                                                                  1,723           179
    Noncash investing and financing activities:
        Capital stock and debt issued for acquisition of
          businesses and assets                                                         780         7,865

 The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

General

      The information in this Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained in this Quarterly Report that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. Actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements.

      The financial statements for the three months ended June 30, 2000 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the Form 10-K/A filed for the fiscal year ended March 31, 2000 and should be read in conjunction with those financial statements.

1. Organizational and Business Combination

      Standard Automotive Corporation (the "Company" or "Standard") is a Delaware corporation that commenced operations in January, 1998. Standard currently operates two divisions: (i) the Truck Body/Trailer Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck Body/Trailer Division operates through its wholly-owned subsidiaries: Ajax Manufacturing Company ("Ajax"), R/S Truck Body Co. ("R/S") and CPS Trailer Co. ("CPS"). Standard's Critical Components Division operates through its wholly-owned subsidiaries: Ranor Inc. ("Ranor"), Airborne Gear & Machine Ltd. ("Airborne") and Arell Machining Ltd. ("Arell").

      In April 2000, the Company, through Critical Components Corporation's newly established Canadian subsidiary, Critical Components Canada Ltd., acquired all of the outstanding capital stock of Airborne and Arell.

      The consideration paid for Airborne during the reporting quarter ended June 30, 2000 was approximately $12,634,000, including acquisition-related expenses of approximately $292,000, subject to final adjustment, of which $12,342,000 was paid in cash to the sellers. The consideration paid for Arell during the reporting quarter ended June 30, 2000 was approximately $8,759,000 including acquisition-related expenses of approximately $203,000, subject to final adjustment, of which $8,556,000 was paid in cash to the sellers. We obtained independent appraisals in order to value and determine the useful lives of the assets of both Airborne and Arell. The excess of the purchase prices over the net assets acquired from Airborne and Arell was approximately $6,279,000 and $5,221,000, respectively. Funding to complete both the Airborne and Arell acquisitions was obtained from the most recent amendment to our credit facility to $100,000,000, the details of which are described in Note 4. These acquisitions have been accounted for as purchases and, accordingly, our first quarter ended June 30, 2000 financial statements reflect the activity of Airborne and Arell for the period from April 26, 2000 through June 30, 2000.

2. Pro Forma Information

      The following summarized, unaudited pro forma information for the three months ended June 30, 2000 assumes that the acquisitions of Airborne and Arell occurred on April 1, 2000:

                (in thousands, except net income per share data)

                                               Standard    Airborne     Arell    Adjustment   Pro Forma
                                               --------    --------     -----    ----------   ---------
            Revenues, net                       $39,134     $  905     $  423     $    --      $40,462
            Operating income                      4,660        358        101        (273)       4,846
            Net income                          $ 1,262     $  200     $   57     $  (153)     $ 1,366
                                                =======     ======     ======     =======      =======
            Preferred dividend                      289                                            289
            Basic net income per share          $  0.26                                        $  0.29
                                                =======                                        =======
            Diluted net income per share        $  0.26                                        $  0.28
                                                =======                                        =======
            Basic weighted average number
                 of shares outstanding            3,689                                40        3,729
            Diluted weighted average number
                 of shares outstanding            4,831                                40        4,871

      The pro forma operating results for the period ended June 30, 2000 reflect estimated adjustments for amortization expense on intangibles arising from the Airborne and Arell acquisitions, interest expense attendant to the acquisition debt and the related tax effects. Our pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the Airborne and Arell acquisitions been consummated as of April 1, 2000 or of future results of the combined companies.

3. Inventory

      Inventory is comprised of the following:

                                    June 30, 2000   March 31, 2000
                                    -------------   --------------

                Raw materials         11,646,000     $ 9,977,000
                Work in progress       6,904,000       2,545,000
                Finished goods         7,390,000       8,080,000
                                     -----------     -----------
                                     $25,940,000     $20,602,000
                                     ===========     ===========

4. Long Term Debt and Credit Agreements

      In July 1998, Standard and certain of its subsidiaries (acting as Guarantors) entered into with PNC Bank, National Association ("PNC"), both individually and as agent for other financial institutions, a $40,000,000 Term Loan and Revolving Credit Agreement ("Credit Agreement"). The Credit Agreement provided for a Term Loan in the amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000. In June 1999, Standard obtained an increase in its credit facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. Our Credit Agreement, as then amended, provided for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000.

      To consummate the acquisition of Airborne and Arell in April 2000, we obtained an increase in our credit facility arrangement from $68,125,000 to $100,000,000. ING Barings LLC and PNC Capital Markets arranged the financing. Our Credit Agreement, with the latest amendment, provides for two Term Loans in principal amounts totaling $75,000,000 and a Revolving Loan in the principal amount of $25,000,000. A $25,000,000 acquisition line, which was to be made available upon the fulfillment of certain conditions precedent, is currently unavailable. The principal of the Term Loans is payable in two installments of $50,000,000 and $25,000,000 ending in April 2006 and April 2007, respectively.

Amounts outstanding under the Revolving Loan are payable in full in April 2005. Subject to our request, together with the approval of the lenders, the Revolving Loan's due date can be extended for one year with a maximum extension of two one-year periods. We incurred approximately $2,000,000 in bank, legal, accounting and other professional fees in connection with the increase and amendment to our credit facility.

      Interest on the amounts outstanding under the Credit Agreement is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of our indebtedness to EBITDA, as such terms are defined in the Credit Agreement. As of June 30, 2000 the blended rate of interest for the Loans was approximately 11.5%. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of our assets.

      At June 30, 2000, we had $96,271,000 in total debt outstanding, consisting of Term Loans totaling $73,688,000, a Revolving Loan balance of $16,453,000, a note to the prior owners of Ranor for $5,300,000 and other debt of $830,000.

5. Basic and Diluted Net Income per Common Share

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. We account for net income per common share in accordance with the provisions of SFAS No. 128 wherein basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders plus convertible preferred dividend payments, if there is any dilutive convertible preferred stock used in computing common equivalent shares, by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and the exercise of stock options and warrants (using the "Treasury Stock" method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      The following table sets forth, for the periods indicated, the calculation of basic and diluted net income per share:

              (in thousands, except net income per share data)          For the Three Months Ended
                                                                                June 30,
                                                                        --------------------------
                                                                           2000           1999
                                                                        ----------     -----------
              NUMERATOR:

              Income available to common stockholders
                used in computing basic net income per share            $      973     $    1,247

              Convertible preferred dividends on dilutive
                convertible preferred stock                                    289             --
                                                                        ----------     ----------
              Income available to common stockholders
                used in computing dilutive net income per share         $    1,262     $    1,247
                                                                        ==========     ==========
              DENOMINATOR :

              Weighted average number of
                common shares outstanding
                used in basic net income per share                           3,689          3,530

              Common equivalent shares:
                Convertible preferred stock                                  1,133             --
                Options                                                          9              5
                Warrants                                                        --             37
                                                                        ==========     ==========
              Weighted average number of common
                shares and common equivalent shares
                used in dilutive net income per share                        4,831          3,572
                                                                        ==========     ==========
              Basic net income per share                                $     0.26     $     0.35
                                                                        ==========     ==========
              Diluted net income per share                              $     0.26     $     0.35
                                                                        ==========     ==========

6. Related Party Transactions

      In April 2000, Standard, through Critical Components Corporation's newly established Canadian subsidiary, Critical Components Canada Ltd., completed the acquisition of all of the outstanding capital stock of Airborne and Arell. As part of the fees and expenses related to the acquisitions, Redstone Advisors, a partnership of which William Merker and Redstone Capital Corporation (a corporation owned by Andrew Levy and certain of his affiliates) are principals, was issued 120,000 shares of our common stock and received a cash fee of $785,000.

7. Segment Information

      As a result of the acquisition of Ranor in June 1999 we reorganized operations by creating two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

      The segment information for the period ended June 30, 1999 for our Critical Components Division represents Ranor's results of operations from June 15, 1999 through June 30, 1999.

      The segment information for the period ended June 30, 2000 for our Critical Components Division represents Ranor's results of operations for the full period and also Airborne's and Arell's from April 26, 2000 through June 30, 2000.

      Below is the selected financial segment data for the three months ended June 30, 2000 and 1999:

                (in thousands)         Truck       Critical
                                    Body/Trailer  Components    Segment
              June 30, 2000           Division     Division     Totals
                                    ------------  ----------    -------

              Revenue                  $30,067     $ 9,067     $39,134
              Operating Income           3,829       1,868       5,697
              Identifiable Assets       56,382      40,929      97,311
              Capital Expenditures         509         522       1,031

              June 30, 1999

              Revenue                  $33,894       1,150     $35,044
              Operating Income           3,108         262       3,370
              Identifiable Assets       49,626      10,176      59,802
              Capital Expenditures         835          --         835

      The following is a reconciliation of reportable segment operating income and assets to the Company's consolidated totals for the three months ended June 30, 2000:

                                 (in thousands)

            Operating income
            Total operating profit or loss for reporting segments                 $   5,697
            Other corporate expenses                                                 (1,037)
                                                                                  ---------
            Income before income taxes and extraordinary items - consolidated     $   4,660
                                                                                  =========

            Assets
            Total assets for reporting segments                                   $  97,311
            Goodwill not allocated to segments                                       55,169
            Other unallocated amounts (primarily prepaid financing costs)             7,114
                                                                                  ---------
            Consolidated total                                                    $ 159,594
                                                                                  =========

      Revenues by geographical area are comprised as follows:

                     (in thousands)       Three months ended June 30,
                                          ---------------------------
                                            2000                1999
                                          -------             -------
                   United States          $35,720             $35,044
                   Canada                   3,414                  --
                                          -------             -------
                   Total net revenues     $39,134             $35,044
                                          =======             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The financial statements for the three months ended June 30, 2000 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made.

      The notes to the financial statements have been prepared consistent with the Form 10-K/A filed for the fiscal year ended March 31, 2000 and should be read in conjunction with the financials contained in that report. The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with our 10-K/A Annual Report.

Overview

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

      o R/S designs, manufactures and sells customized dump trucks and trailers, specialized truck suspension systems and related products and parts. R/S also acts as a distributor for truck equipment manufactured by other companies, including cranes, tarpaulins, spreaders, plows and specialized service bodies. We acquired R/S in July 1998.

      o CPS designs, manufactures and sells dump trailers, specializing in trailers for hauling bulk commodities such as gravel and grain and for the construction, agriculture and waste hauling industries. We acquired CPS in September 1998.

      Our Critical Components Division operates through the following operating companies:

      o Ranor fabricates and machines large metal precision components and assemblies for the aerospace, nuclear, industrial and military markets. We acquired Ranor in June 1999.

      o Airborne, located in Montreal, Canada, primarily manufactures high-precision rotating parts for jet engines made from exotic alloys. We acquired Airborne in April 2000.

      o Arell, also located in Montreal, Canada, manufactures high-precision parts for aircraft engines, landing gear and aircraft fuselages. We acquired Arell in April 2000.

      Our business strategy is to expand through both internal growth and the acquisition of premier companies. We focus our acquisition strategy on businesses that are leaders in their markets as measured by market share, innovation, profitability and return on assets. We believe that as a result of our acquisitions, we serve diverse industries which typically operate in varying business cycles.

Results of Operations (Unaudited)

      The following table sets forth, for the periods indicated, certain components of our Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The three months ended June 30, 1999 reflect the consolidated results of Standard, Ajax, R/S and CPS for the entire period and Ranor from the date of its acquisition on June 15, 1999. The three months ended June 30, 2000 reflect the consolidated amounts of Standard, Ajax, R/S, CPS and Ranor for the entire period and also Airborne and Arell from the date of their acquisitions on April 26, 2000.

        (in thousands)                For the Three Months Ended June 30,
                                   ----------------------------------------
                                          2000                   1999
                                   -----------------      -----------------

    Revenues, net                  $39,134     100.0%     $35,044     100.0%

    Cost of revenues                30,147      77.0       28,261      80.6
    Selling, general and
         administrative              4,327      11.1        3,413       9.7
                                   -------     -----      -------     -----
    Operating income                 4,660      11.9        3,370       9.6
    Interest expense                 2,342       6.0          682       1.9
    Other expense                       63       0.2           42       0.1
                                   -------     -----      -------     -----
    Income before provision
         for taxes                   2,255       5.8        2,646       7.6
    Provision for income taxes         993       2.5        1,106       3.2
                                   -------     -----      -------     -----
    Net income                     $ 1,262       3.2%     $ 1,540       4.4%
                                   =======     =====      =======     =====

Comparison of Three Months Ended June 30, 2000 to June 30, 1999

      Net Revenues for the three months ended June 30, 2000 were $39,134,000, an increase of 12% from net revenues of $35,044,000 for the comparable period in 1999. The increase in revenues primarily results from the strategic development, through acquisitions and internal growth of our Critical Components Division. The quarter ended June 30, 2000 reflects the full-quarter results of Ranor plus "short period" revenue for Airborne and Arell. The increase in revenues was partially offset by slightly lower sales in our Truck Body/Trailer Division.

      Cost of Revenues increased to $30,147,000 or 77.0% of net revenues for the three months ended June 30, 2000 versus $28,261,000 or 80.6% of net revenues for the comparable period in 1999. The more favorable cost of revenue ratio results from our continuing shift into more profitable product lines.

      Selling, General & Administrative Expenses ("SG&A") were $4,327,000 during the three months ended June 30, 2000, an increase of $914,000 from $3,413,000 incurred during the comparable period in 1999. SG&A, as a percentage of net revenue, increased to 11.1% of net revenues, up from 9.7% for the comparable period in 1999. The increase represents our expansion into product lines with higher selling and administrative expenses and also higher corporate oversight expense.

      Interest Expense increased to $2,342,000 for the three months ended June 30, 2000 from $682,000 during the comparable period in 1999. This increase reflects debt incurred in pursuing our acquisition and internal growth strategies.

Liquidity and Capital Resources

      We used $2,364,000 of cash in operating activities during the three months ended June 30, 2000 as compared to generating $2,481,000 in operating activities during the comparable period in 1999. The use of cash in operating activities was principally the result of a decrease in accounts payable, which was partially offset by lower accounts receivable. The net cash used in investing activities was $22,424,000 during the three months ended June 30, 2000 compared to $26,171,000 used in investing activities during the comparable period in 1999. The cash used in investing activities during 2000 was primarily for the acquisition of Airborne and Arell. The cash generated by financing activities principally reflects the financing of the purchase of Airborne and Arell.

      Our Credit Agreement with PNC, as most recently amended, provides for two Term Loans in principal amounts totaling $75,000,000 and a Revolving Loan in the principal amount of $25,000,000. The principal of the Term Loans is payable in two installments of $50,000,000 and $25,000,000 ending in April 2006 and April 2007, respectively. Amounts outstanding under the Revolving Loan are payable in April 2005, subject to our request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one-year periods. All amounts due under the Credit Agreement are secured by a lien on substantially all of our assets. The rate of interest for the amounts outstanding under the Credit Agreement is approximately 11.5% at June 30, 2000. We made scheduled principal payments of $1,313,000 in June 2000.

      Capital expenditures were $1,031,000 for the three months ended June 30, 2000 compared to $835,000 for the comparable period in 1999. Capital expenditures for the quarter ended June 30, 2000 were primarily for the purchase of production equipment at Ranor and at our Ajax Mexico facility. We anticipate moderate growth in capital expenditures, sufficient to support our expanding operations.

      The annual dividend requirement on the Preferred Stock is $1,155,000. Our future earnings, if any, may not be adequate to pay the dividends on the Preferred Stock, and, although we intend to pay quarterly dividends out of available capital surplus, there can be no assurance that we will maintain sufficient capital surplus or that future earnings, if any, will be adequate to pay the dividends on the Preferred Stock. In addition, at June 30, 2000, we had $96,271,000 in total debt outstanding, consisting of Term Loans totaling $73,688,000, a Revolving Loan balance of $16,453,000, a note to the prior owners of Ranor for $5,300,000 and other debt of $830,000.

      We continue to seek opportunities for growth through acquisitions, and accordingly, may seek to raise additional cash in the form of equity, bank debt or other debt financing, or may seek to issue equity as consideration for acquisition targets.

      As of June 30, 2000, we had working capital of $23,322,000, which management believes is sufficient to meet current operating requirements, and, if necessary, such needs could be met out of the remaining cash available under our Revolving Loan.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement. As of June 30, 2000, we had approximately $90,141,000 of prime based debt outstanding under our Credit Agreement. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of approximately $902,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action which could be taken in response to these changes. Further, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

      In April 2000, we acquired Airborne and Arell in Montreal, Canada and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian Dollar or the Mexican Peso, compared to the U.S. Dollar upon currency conversion, may affect our financial position and cash flow. As of June 30, 2000, we had not established a foreign currency hedging program. Because a majority of our transactions are U.S. based and U.S. Dollar denominated, a hypothetical 10% change in the value of the Canadian Dollar or the Mexican Peso would not have a material impact on our financial position and cash flow.

                           PART II. Other Information

Item 1. Legal Proceedings

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

Item 5. Significant Events

      In April 2000, the Company, through Critical Components Corporation's newly established Canadian subsidiary, Critical Components Canada Ltd., acquired all of the outstanding capital stock of Airborne and Arell.

      The consideration paid for Airborne in the quarter ended June 30, 2000 was approximately $12,634,000 including acquisition-related expenses of approximately $292,000, subject to final adjustment, of which $12,342,000 was paid in cash to the sellers. The consideration paid for Arell in the quarter ended June 30, 2000 was approximately $8,759,000 including acquisition-related expenses of approximately $203,000, subject to final adjustment, of which $8,556,000 was paid in cash to the sellers. We obtained independent appraisals in order to value and determine the useful lives of the assets of Airborne and Arell. The excess of the purchase price over the net assets acquired from Airborne and Arell was approximately $6,279,000 and $5,221,000, respectively. Funding to complete both the Airborne and Arell acquisitions was obtained through an increase in our credit facility to $100,000,000, as previously described in Notes to the Financial Statements. These acquisitions have been accounted for as purchases and, accordingly, our first quarter ended June 30, 2000 financial statements reflect the operations of Airborne and Arell for the period from April 26, 2000 through June 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q

            Exhibit no.            Description
            -----------            -----------
                27           Financial Data Schedule

      (b) Reports on Form 8-K /A and Form 8-K

            Form 8-K/A for April 26, 2000

            Form 8-K for April 26, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION


By:   /s/ Steven Merker                           Date:  August 11, 2000
-----------------------------------------
Steven Merker
Chairman and Chief Executive Officer

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                        Date
----------                                        ----


/s/ Steven Merker                                 August 11, 2000
-----------------------------------------
Steven Merker
Chairman and Chief Executive Officer


/s/ Joseph Spinella                               August 11, 2000
-----------------------------------------
Joseph Spinella
Chief Financial Officer