Form 10-Q
period 2000-09-30
STANDARD AUTOMOTIVE CORP
filed 2000-11-14
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter Ended September 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 13, 2000, the registrant had a total of 3,722,400 shares of Common Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

              For the Three and Six Months Ended September 30, 2000

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----

Part I. Financial Information

      Item 1. Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 2000 and
            March 31, 2000                                                     3

            Consolidated Statements of Income for the three and six
            months ended September 30, 2000 and 1999                           4

            Consolidated Statements of Stockholders' Equity for the
            period ended September 30, 2000                                    5

            Consolidated Statements of Cash Flows for the six months
            ended September 30, 2000 and 1999                                  6

            Notes to Consolidated Financial Statements                         7

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11

      Item 3. Quantitative and Qualitative Disclosures about Market Risk      14

Part II. Other Information

      Item 1 Legal Proceedings                                                16

      Item 5. Other Information                                               16

      Item 6. Exhibits and Reports on Form 8-K                                16

Signatures                                                                    17

                          PART I. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                            September 30, 2000      March 31, 2000
                                                               (Unaudited)            (Audited)
                                                            ------------------    ------------------
Assets

Cash and cash equivalents                                   $            2,864    $            3,136
Marketable securities                                                      102                   102
Accounts receivable, net                                                17,317                25,217
Inventory, net                                                          29,558                20,602
Prepaid expenses                                                         1,675                 1,269
Deferred taxes                                                             846                   768
                                                            ------------------    ------------------
    Total current assets                                                52,362                51,094

Property and equipment, net                                             46,101                38,724
Intangible assets, net of accumulated amortization
    of $3,082 and $2,522, respectively                                  57,515                44,151
Deferred financing costs                                                 4,361                 2,234
Other assets                                                               991                 1,062
                                                            ------------------    ------------------
       Total assets                                         $          161,330    $          137,265
                                                            ==================    ==================

Liabilities and Stockholders' Equity

Accounts payable                                            $           13,231    $           19,037
Accrued expenses                                                         3,170                 2,451
Current portion of long term debt                                        5,767                 4,000
Other current liabilities                                                8,886                10,598
                                                            ------------------    ------------------
    Total current liabilities                                           31,054                36,086

Long term debt                                                          89,983                64,261
Deferred income taxes and other long term liabilities                    1,336                    --
                                                            ------------------    ------------------
       Total liabilities                                               122,373               100,347

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $ .001 par value;
    3,000,000 shares authorized; 1,132,600 issued
    and outstanding                                                          1                     1
Common stock; $ .001 par value; 10,000,000 shares
    authorized; 3,722,400 and 3,602,400 issued
    and outstanding, respectively                                            4                     4
Additional paid-in capital                                              31,088                30,208
Retained earnings                                                        7,876                 6,705
Accumulated other comprehensive income                                     (12)                   --
                                                            ------------------    ------------------
    Total stockholders' equity                                          38,957                36,918

                                                            ------------------    ------------------
       Total liabilities and stockholders' equity           $          161,330    $          137,265
                                                            ==================    ==================

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                  Consolidated Statements of Income (Unaudited)

                (in thousands, except net income per share data)

                                                       Three months ended   Six months ended
                                                         September 30,        September 30,
                                                       ------------------   -----------------
                                                         2000      1999      2000      1999
                                                       --------   -------   -------   -------
Revenues, net                                           $37,980   $44,820   $77,114   $79,864
Operating costs and expenses:
    Cost of revenues                                     29,781    36,947    59,928    65,223
    Selling, general and administrative expenses          4,622     4,100     8,949     7,499
                                                        -------   -------   -------   -------
    Total operating costs and expenses                   34,403    41,047    68,877    72,722

                                                        -------   -------   -------   -------
Operating income                                          3,577     3,773     8,237     7,142
Interest expense                                          2,433     1,399     4,724     2,082
Other expense, net                                          276        45       389        86
                                                        -------   -------   -------   -------

Income before income taxes                                  868     2,329     3,124     4,974
Provision for income taxes                                  381     1,003     1,374     2,109

                                                        -------   -------   -------   -------
Net income                                                  487     1,326     1,750     2,865
Preferred dividend                                          289       289       578       582

                                                        -------   -------   -------   -------
Net income available to common stockholders             $   198   $ 1,037   $ 1,172   $ 2,283
                                                        =======   =======   =======   =======

Basic net income per share                              $  0.05   $  0.28   $  0.32   $  0.63
                                                        =======   =======   =======   =======
Diluted net income per share                            $  0.05   $  0.26   $  0.32   $  0.58
                                                        =======   =======   =======   =======

Basic weighted average number of shares outstanding       3,722     3,690     3,706     3,610
Diluted weighted average number of shares outstanding     3,730     5,043     3,715     4,956

  The accompanying notes are an integral part of these consolidated statements.

                         Standard Automotive Corporation

           Consolidated Statement of Stockholders' Equity (Unaudited)

                                 (in thousands)

                                Preferred                   Common             Additional                 Other        Total
                                  Shares    Preferred       Shares    Common    Paid In    Retained    Comprehensive Stockholders'
                               Outstanding   Stock       Outstanding  Stock     Capital    Earnings      Income        Equity
                               ----------- ----------    ----------- --------  ----------  --------    ------------- -------------
Balance - March 31, 2000          1,133     $      1         3,602   $      4   $ 30,208   $  6,705     $     --      $ 36,918

Shares Issued for
    Acquisition                      --           --           120         --        780         --           --           780

Options Issued                       --           --            --         --         50         --           --            50

Preferred Stock
    Dividend                         --           --            --         --         --       (289)          --          (289)

Net Income                           --           --            --         --         --      1,262           --         1,262

                               --------     --------      --------   --------   --------   --------     --------      --------
Balance - June 30, 2000           1,133     $      1         3,722   $      4   $ 31,038   $  7,678     $     --      $ 38,721
                               ========     ========      ========   ========   ========   ========     ========      ========

Shares Issued for
    Acquisition                      --           --            --         --         --         --           --            --

Options Issued                       --           --            --         --         50         --           --            50

Preferred Stock
    Dividend                         --           --            --         --         --       (289)          --          (289)

Currency Translation
    Adjustment                       --           --            --         --         --         --          (12)          (12)

Net Income                           --           --            --         --         --        487           --           487

                               --------     --------      --------   --------   --------   --------     --------      --------
Balance - September 30, 2000      1,133     $      1         3,722   $      4   $ 31,088   $  7,876     $    (12)     $ 38,957
                               ========     ========      ========   ========   ========   ========     ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                Consolidated Statements of Cash Flows (Unaudited)

                                 (in thousands)
                                                         Six months ended
                                                           September 30,
                                                       --------------------
                                                         2000         1999
                                                       --------    --------
Cash flows from operating activities:
Net income                                             $  1,750    $  2,865
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                       3,667       2,227
      Non-cash interest and compensation                    120         120
    Change in assets and liabilities:
      Accounts receivable                                11,715      (6,263)
      Inventory                                          (4,031)     (4,202)
      Prepaid expenses and other receivables               (407)        872
      Accounts payable and accrued expenses              (9,714)     10,392
                                                       --------    --------
Net cash provided by operating activities                 3,100       6,011
                                                       --------    --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired     (25,605)    (25,530)
    Acquisition of property and equipment                (2,238)     (2,301)
                                                       --------    --------
Net cash used in investing activities                   (27,843)    (27,831)
                                                       --------    --------
Cash flows from financing activities:
    Proceeds from bank loan                              30,208      26,800
    Repayment bank loan                                  (2,625)     (1,625)
    Deferred financing costs                             (2,534)       (995)
    Preferred dividend payment                             (578)       (582)
                                                       --------    --------
Net cash provided by financing activities                24,471      23,598
                                                       --------    --------

Net Increase (decrease) in cash and cash equivalents       (272)      1,778
Cash and cash equivalents, beginning of period            3,136       3,686
                                                       --------    --------
Cash and cash equivalents, end of period               $  2,864    $  5,464
                                                       ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest                                         $  4,131    $  2,109
      Income taxes                                        2,192       2,194
    Noncash investing and financing activities:
      Capital stock and debt issued for acquisition
        of businesses and assets                            780       7,865

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

      The financial statements for the six months ended September 30, 2000 are unaudited. However, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the Form 10-K/A filed for the fiscal year ended March 31, 2000 and should be read in conjunction with those financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

1. Organizational and Business Combination

      Standard Automotive Corporation (the "Company" or "Standard") is a Delaware corporation that commenced operations in January, 1998. Standard currently operates two divisions: (i) the Truck Body/Trailer Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck Body/Trailer Division operates through its wholly-owned subsidiaries: Ajax Manufacturing Company ("Ajax"), R/S Truck Body Co. ("R/S") and CPS Trailer Co. ("CPS"). Standard's Critical Components Division operates through its wholly-owned subsidiaries: Ranor Inc. ("Ranor"), Airborne Gear & Machine Ltd. ("Airborne"), Arell Machining Ltd. ("Arell") and The Providence Group, Inc. ("TPG").

      On July 1, 2000, CPS entered into an operating lease agreement ("Lease") with Wheeler Steel Works, Inc. and Wheeler Truck Equipment, Inc. (collectively "Wheeler"). The Wheeler manufacturing facility is located in Southeast Missouri. Wheeler manufactures grain trailers, grain beds and dump bodies. The Lease is terminable in the Company's sole discretion upon 30 days notice. The Wheeler facility includes 60,000 square feet of manufacturing space on thirteen acres. The agreement is a "triple net lease" and calls for 12 monthly installments of $15,000. Additionally, the Company has a purchase option available at the expiration of the agreement. The purchase option requires a $500,000 payment at closing, plus twelve annual payments of $140,000 as additional purchase price.

      On August 1, 2000, the Company, through CPS, acquired from Better Built Equipment, LLC ("Better Built") substantially all of the assets of Better Built, a manufacturer of trailers and hoists for the waste transportation industry, pursuant to an Asset Purchase Agreement. CPS, which already manufactures walking floor trailers for the waste industry, now adds to its product offerings a pup trailer, one and two container roll-off trailers and a roll-off hoist. The Better Built assets were all relocated to our CPS manufacturing facility in Southeast Missouri. The consideration paid for the assets was approximately $660,000, of which approximately $110,000 represented goodwill. The purchase price for the assets was determined by CPS and Better Built through negotiations. The acquisition of the Better Built assets was funded through the Company's cash flow. The assets also included the trade name "Better Built" and a pending patent.

      On August 31, 2000, the Company, through its Critical Components Division, acquired from Malinda A. Morrow all of the capital stock of TPG. The consideration paid for TPG was approximately $3,322,000 consisting of a $3,000,000 payment to the seller, subject to final adjustment, as well as acquisition related expenses of approximately $322,000. Additionally, the Company has established potential earn-outs payable to the seller based on meeting certain established EBIT hurdles. The purchase price for the capital stock of TPG was determined by the Company and Melinda A. Morrow through negotiations. The acquisition of TPG was funded through the Company's cash flow. The acquisition has been accounted for as a purchase and, accordingly, our six months ended September 30, 2000 financial statements reflect the activity of TPG for the period from August 30, 2000 through September 30, 2000. The Company is currently in the process of finalizing the allocation of purchase price.

2. Pro Forma Information

      The following summarized, unaudited pro forma information for the six months ended September 30, 2000 assumes that the acquisitions of Airborne, Arell and TPG occurred on April 1, 2000:

                (in thousands, except net income per share data)

                                 Standard   Airborne   Arell      TPG   Adjustment  Pro Forma
                                 --------   --------   -----      ---   ----------  ---------
Revenues, net                     $77,114   $   905   $   423   $ 3,864   $    --    $82,306
Operating income                    8,237       358       101     1,217      (446)     9,467
Net income                        $ 1,750   $   200   $    57   $   682   $  (250)   $ 2,439
                                  =======   =======   =======   =======   =======    =======
Preferred dividend                    578                                                578
Basic net income per share        $  0.32                                            $  0.50
                                  =======                                            =======
Diluted net income per share      $  0.32                                            $  0.50
                                  =======                                            =======
Basic weighted average number
     of shares outstanding          3,706                                              3,706
Diluted weighted average number
     of shares outstanding          3,715                                              3,715

      The pro forma operating results for the period ended September 30, 2000 include estimated adjustments for amortization expense on intangibles arising from the Airborne, Arell and TPG acquisitions, interest expense associated with the acquisition debt, and related tax effects. Our pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the Airborne, Arell and TPG acquisitions been consummated as of April 1, 2000 or of future results of the combined companies.

3. Inventory

      Inventory is comprised of the following:

                                     September 30, 2000  March 31, 2000
                                     ------------------  --------------

                  Raw materials            16,508,000    $  9,977,000
                  Work in progress          7,676,000       2,545,000
                  Finished goods            5,374,000       8,080,000
                                         ------------    ------------
                                         $ 29,558,000    $ 20,602,000
                                         ============    ============

4. Long Term Debt and Credit Agreements

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

      In June 1999, the Company obtained an increase in its credit facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. Our Credit Agreement, as then amended, provided for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000.

      In April 2000, to consummate the acquisition of Airborne and Arell, we obtained an increase in our credit facility arrangement from $68,125,000 to $100,000,000. ING Barings LLC and PNC Capital Markets arranged the financing. Our Credit Agreement, with the latest amendment, provides for two Term Loans in principal amounts totaling $75,000,000. The principal of the Term Loans is payable in two installment tranches of $50,000,000 and $25,000,000 ending in April 2006 and April 2007, respectively. Amounts outstanding under the Revolving Loan are payable in full in April 2005. Subject to our request, together with the approval of the lenders, the Revolving Loan's due date can be extended for one year, with a maximum extension of two one-year periods.

      Interest on the amounts outstanding under the Credit Agreement is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of our indebtedness to EBITDA, as such terms are defined in the Credit Agreement. On August 8, 2000, we converted substantially all of our PNC debt from the Prime to the LIBOR base rate pricing option. As of September 30, 2000, the blended rate of interest for the Loans was approximately 10.49%. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of our assets.

      At September 30, 2000, we had $95,750,000 in total debt outstanding, consisting of Term Loans totaling $72,375,000, a Revolving Loan balance of $17,953,000, a note to the prior owners of Ranor for $5,300,000 and other debt of $122,000.

5. Basic and Diluted Net Income per Common Share

      For the three and six months ended September 30, 2000, the Company's preferred stock was deemed anti-dilutive and therefore not included in the calculation of diluted net income per share. For the comparable 1999 periods, since diluted net income per share exceeded the preferred stock dividend rate, the preferred shares were deemed dilutive and were included in the calculation of diluted net income per share.

      The following table sets forth, for the periods indicated, the calculation of basic and diluted net income per share:

                                         (in thousands, except net income per share data)

                                                     For the Three      For the Six
                                                     Months Ended      Months Ended
                                                     September 30,     September 30,
                                                    ---------------   ---------------
                                                     2000     1999     2000     1999
                                                    ------   ------   ------   ------
NUMERATOR:

Income available to common stockholders
  used in computing basic net income per share      $  198   $1,037   $1,172   $2,283

Convertible preferred dividends on dilutive
  convertible preferred stock                          289      289      578      582
                                                    ------   ------   ------   ------
Income available to common stockholders
  used in computing dilutive net income per share   $  487   $1,326   $1,750   $2,865
                                                    ======   ======   ======   ======

DENOMINATOR :

Weighted average number of
  common shares outstanding
  used in basic net income per share                 3,722    3,690    3,706    3,610

Common equivalent shares:
  Convertible preferred stock                           --    1,152       --    1,145
  Options                                                8      122        9      122
  Warrants                                              --       79       --       79
                                                    ------   ------   ------   ------
Weighted average number of common
  shares and common equivalent shares
  used in dilutive net income per share              3,730    5,043    3,715    4,956
                                                    ======   ======   ======   ======

Basic net income per share                          $ 0.05   $ 0.28   $ 0.32   $ 0.63
                                                    ======   ======   ======   ======

Diluted net income per share                        $ 0.05   $ 0.26   $ 0.32   $ 0.58
                                                    ======   ======   ======   ======

6. Related Party Transactions

      In August 2000, the Company, through its Critical Components division, completed the acquisition of substantially all of the assets of TPG. As part of the fees and expenses related to the acquisition, Mayfair Associates, owned by William Merker, received a fee of $203,000 for investment advisory services.

7. Segment Information

      As a result of the acquisition of Ranor in June 1999, we reorganized operations by creating two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

      The segment information for the period ended September 30, 1999 for our Critical Components Division represents Ranor's results of operations from June 15, 1999 through September 30, 1999.

      The segment information for the period ended September 30, 2000 for our Critical Components Division represents Ranor's results of operations for the full period, Airborne's and Arell's from April 26, 2000 through September 30, 2000, and TPG's from August 30, 2000 through September 30, 2000.

      Below is the selected financial segment data for the six months ended September 30, 2000 and 1999:

                 (in thousands)             Truck         Critical
                                         Body/Trailer    Components      Segment
            September 30, 2000             Division       Division       Totals
            ------------------           ------------    ----------      -------

            Revenue                        $57,461        $19,653        $77,114
            Operating Income                 5,794          4,072          9,866
            Identifiable Assets             53,224         45,239         98,463
            Capital Expenditures             1,054          1,184          2,238

                                            Truck         Critical
                                         Body/Trailer    Components      Segment
            September 30, 1999             Division       Division       Totals
            ------------------           ------------    ----------      -------
            Revenue                        $73,311        $ 6,553        $79,864
            Operating Income                 8,534          1,109          9,643
            Identifiable Assets             57,490         10,554         68,044
            Capital Expenditures             1,469            832          2,301

     The following is a reconciliation of reportable segment operating income and assets to the Company's consolidated totals for the six months ended September 30, 2000:

Operating income                                               2000       1999
                                                             --------   --------
Total operating profit or loss for reporting segments        $  9,866   $  9,643
Other corporate expenses                                        1,629      2,501
                                                             --------   --------
Consolidated operating income                                $  8,237   $  7,142
                                                             ========   ========

Assets
Total assets for reporting segments                          $ 98,463   $ 68,044
Goodwill not allocated to segments                             57,515     54,550
Other unallocated amounts (primarily prepaid
  financing costs)                                              5,352      2,472
                                                             --------   --------
Consolidated total assets                                    $161,330   $125,066
                                                             ========   ========

      Revenues by geographical area are comprised as follows:

                  (in thousands)                  Six months ended September 30,
                                                  ------------------------------
                                                      2000               1999
                                                    -------            -------

                  United States                     $68,585            $79,864
                  Canada                              8,529                 --
                                                    -------            -------

                  Total net revenues                $77,114            $79,864
                                                    =======            =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The financial statements for the six months ended September 30, 2000 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made.

      The notes to the financial statements have been prepared consistent with the Form 10-K/A filed for the fiscal year ended March 31, 2000 and should be read in conjunction with the financial statements contained in that report. The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and with our 10-K/A Annual Report.

Overview

      Standard is a Delaware Corporation and diversified holding company. We commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company. We have substantially expanded our operations through acquisitions, facility expansion and internal growth. Standard is comprised of eight operating companies geographically dispersed throughout North America, including Canada and Mexico.

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

      o TPG, located in Knoxville, Tennessee, specializes in the design, assembly and fabrication of advanced robotics and other remotely operated systems for use in nuclear and hazardous environments. We acquired TPG in August 2000.

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

Results of Operations (Unaudited)

      The following table sets forth, for the periods indicated, certain components of our Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The three and six months ended September 30, 1999 reflect the consolidated results of the parent company, Ajax, R/S and CPS for the entire period and Ranor from the date of its acquisition on June 15, 1999. The three and six months ended September 30, 2000 reflect the consolidated amounts of the parent company, Ajax, R/S, CPS and Ranor for the entire period and also Airborne, Arell and TPG from the date of their respective acquisition on April 26, 2000, April 26, 2000 and August 30, 2000.

         (in thousands)   For the Three Months Ended September 30,    For the Six Months Ended September 30,
                          ----------------------------------------    --------------------------------------
                                 2000                  1999                 2000                  1999
                          ------------------    ------------------    -----------------    -----------------
Revenues, net                $37,980   100.0%   $44,820   100.0%        $77,114   100.0%   $79,864   100.0%

Cost of revenues              29,781    78.4     36,947    82.4          59,928    77.7     65,223    81.7
Selling, general and
     administrative            4,622    12.2      4,100     9.1           8,949    11.6      7,499     9.4

                             -------   -----    -------   -----         -------   -----    -------   -----
Operating income               3,577     9.4      3,773     8.5           8,237    10.7      7,142     8.9
Interest expense               2,433     6.4      1,399     3.1           4,724     6.1      2,082     2.6
Other expense                    276     0.7         45     0.1             389     0.5         86     0.1

                             -------   -----    -------   -----         -------   -----    -------   -----
Income before provision
     for taxes                   868     2.3      2,329     5.3           3,124     4.1      4,974     6.2
Provision for income taxes       381     1.0      1,003     2.2           1,374     1.8      2,109     2.6

                             -------   -----    -------   -----         -------   -----    -------   -----
Net income                   $   487     1.3%   $ 1,326     3.1%        $ 1,750     2.3%   $ 2,865     3.6%
                             =======   =====    =======   =====         =======   =====    =======   =====

      Comparison of Six Months Ended September 30, 2000 to September 30, 1999

      Net Revenues for the six months ended September 30, 2000 were $77,114,000, a decrease of 3.4% from net revenues of $79,864,000 for the comparable period in 1999. The decrease in revenues primarily results from a general slowdown in the truck and trailer industry attributed to higher interest rates and increased fuel prices. This decrease was partially offset by higher sales in our Critical Components Division. The Critical Components Division, primarily through the timing of its acquisitions, contributed 25% of revenues in the six months of the current fiscal year versus 8% in the six months of the prior fiscal year.

      Cost of Revenues decreased to $59,928,000 or 77.7% of net revenues for the six months ended September 30, 2000 versus $65,223,000 or 81.7% of net revenues for the comparable period in 1999. The more favorable cost of revenue ratio results from our continuing shift into more profitable product lines and improved manufacturing efficiencies, that were partially offset by lower margins at our CPS and Ranor facilities.

      Selling, General & Administrative Expenses ("SG&A") were $8,949,000 during the six months ended September 30, 2000, an increase of $1,450,000 from $7,499,000 incurred during the comparable period in 1999. SG&A, as a percentage of net revenue, increased to 11.6% of net revenues, up from 9.4% for the comparable period in 1999. The increase represents our expansion into product lines with higher selling and administrative expenses and also higher corporate oversight expense.

      Interest Expense increased to $4,724,000 for the six months ended September 30, 2000 from $2,082,000 during the comparable period in 1999. This increase reflects a combination of higher debt incurred in pursuing our acquisition and internal growth strategies, as well as the effect of increased borrowing rates.

Comparison of Three Months Ended September 30, 2000 to September 30, 1999

      Net Revenues for the three months ended September 30, 2000 were $37,980,000, a decrease of 15% from net revenues of $44,820,000 for the comparable period in 1999. The decrease in revenues primarily results from the slowdown in the truck and trailer industry attributed to higher interest rates and increased fuel prices. The quarter ended September 30, 2000 reflects the full-quarter results of Airborne and Arell plus "short period" revenue for TPG. Our Critical Components Division contributed 28% of revenues in the current quarter versus 12% in the comparable 1999 quarter.

      Cost of Revenues decreased to $29,781,000 or 78.4% of net revenues for the three months ended September 30, 2000 versus $36,947,000 or 82.4% of net revenues for the comparable period in 1999. The more favorable cost of revenue ratio results from our continuing shift into more profitable product lines with higher profit margins.

      Selling, General & Administrative Expenses ("SG&A") were $4,622,000 during the three months ended September 30, 2000, an increase of $522,000 from $4,100,000 incurred during the comparable period in 1999. SG&A, as a percentage of net revenue, increased to 12.2% of net revenues, up from 9.1% for the comparable period in 1999. The increase in SG&A during the three months ended September 30, 2000 reflects our expansion into product lines with higher selling and administrative expenses as well as higher corporate oversight expense.

      Interest Expense increased to $2,433,000 for the three months ended September 30, 2000 from $1,399,000 during the comparable period in 1999. This increase reflects a combination of higher debt levels incurred in pursuing our acquisition and internal growth strategies, as well as the effect of increased borrowing rates.

Liquidity and Capital Resources

      The Company generated $3,100,000 of cash from operating activities during the six months ended September 30, 2000 as compared to generating $6,011,000 in operating activities during the comparable period in 1999. The cash provided by operating activities resulted from collections on trade accounts receivable (principally from our Ajax subsidiary), combined with non-cash expenses and net income, which were offset by a decrease in payables and higher inventory levels. The net cash used in investing activities was $27,843,000 during the six months ended September 30, 2000 compared to $27,831,000 used in investing activities during the comparable period in 1999. The cash used in investing activities during 2000 was primarily for the acquisition of Airborne, Arell and TPG. The cash used in investing activities during the six months ended September 30, 1999 was primarily for the acquisition of Ranor. The cash generated by financing activities during 2000 principally reflects the financing for the purchase of Airborne, Arell and TPG. For the six months ended September 30, 1999 cash provided by financing activities was predominantly from the increase in the our credit facility, which was used for the acquisition of Ranor.

      Our Credit Agreement with PNC and ING Barings, as most recently amended, provides for two Term Loans in principal amounts totaling $75,000,000 and a Revolving Loan in the principal amount of $25,000,000. The $25,000,000 acquisition line, which was to be made available upon the fulfillment of certain conditions precedent, is cancelled. The principal of the Term Loans is payable in two installment tranches of $50,000,000 and $25,000,000 ending in April 2006 and April 2007, respectively. Amounts outstanding under the Revolving Loan are payable in full in April 2005. Subject to our request, together with the approval of the lenders, the Revolving Loan's due date can be extended for one year with a maximum extension of two one-year periods. All amounts outstanding under the Credit Agreement are secured by a lien on substantially all of our assets. As of September 30, 2000 the blended rate of interest for the Loans was approximately 10.49%. We made scheduled principal payments of $2,625,000 during the six months ended September 30, 2000.

      At September 30, 2000, we had $95,750,000 in total debt outstanding, consisting of Term Loans totaling $72,375,000, a Revolving Loan balance of $17,953,000, a note to the prior owners of Ranor for $5,300,000 and other debt of $122,000.

      Capital expenditures were $2,238,000 for the six months ended September 30, 2000 compared to $2,301,000 for the comparable period in 1999. Capital expenditures during the six months ended September 30, 2000 were primarily for the purchase of production equipment at Ranor and at our CPS facility. Capital expenditures incurred during the six months ended September 30, 1999 were primarily for the purchase of new machinery for expanding the production capacity at Ranor and for equipment purchases at our chassis manufacturing plant in Mexico. In 1999 we also upgraded and expanded our computer network system. We anticipate moderate growth in capital expenditures, sufficient to support our expanding operations.

      During the quarter ended September 30, 2000 we entered into three operating equipment leases at Airborne and Arell, for high-speed CNC machining centers. The equipment had a total cost of approximately $1.6 million. The lease agreements call for 36 monthly payments of $40,000 and include purchase options aggregating $409,000.

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

      As of September 30, 2000, we had working capital of $21,308,000, which management believes is sufficient to meet current operating requirements, and, if necessary, such needs could be met out of the remaining cash available under our Revolving Loan.

Recently Issued Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on the Company's results of operations.

      During March 2000, the FASB issued interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 became effective on July 1, 2000. Management has reviewed its stock compensation events covered by Interpretation No. 44 and has determined that no events require consideration.

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Bulletin No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. The Company has concluded that the implementation of this Bulletin will not have a material impact on its financial position or its results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement. As of September 30, 2000, we had approximately $90,328,000 of variable rate debt outstanding under our Credit Agreement. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of approximately $903,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action which could be taken in response to these changes. Further, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

      In April 2000, we acquired Airborne and Arell located in Montreal, Canada and in April 1999, we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian Dollar or the Mexican Peso, compared to the U.S. Dollar upon currency conversion, may affect our financial position and cash flow. As of September 30, 2000, we had not established a foreign currency hedging program. Because a majority of our transactions are U.S. based and U.S. Dollar denominated, a hypothetical 10% change in the value of the Canadian Dollar or the Mexican Peso would not have a materially adverse impact on our financial position or cash flow.

                           PART II. Other Information

Item 1. Legal Proceedings

      We are involved in litigation arising in the normal course of our business. Management believes that the litigation in which we are currently involved, either individually or in the aggregate, is not material to our financial position or results of operations.

      Included in the litigation in which we are involved are an arbitration against the sellers of the assets of Ranor, Inc., and a lawsuit against Ranor's former accountants for damages and certain purchase price adjustments relative to the Ranor purchase.

Item 5. Significant Events

      On July 1, 2000, CPS entered into an operating lease agreement with Wheeler Steel Works, Inc. and Wheeler Truck Equipment, Inc. The Wheeler manufacturing facility is located in Southeast Missouri. Wheeler manufactures grain trailers, grain beds and dump bodies. The Lease is terminable in the Company's sole discretion upon 30 days notice. The Wheeler facility includes 60,000 square feet of manufacturing space on thirteen acres. The agreement is a "triple net lease" and calls for 12 monthly installments of $15,000. Additionally, the Company has a purchase option available at the expiration of the agreement. The purchase option requires a $500,000 payment at closing, plus twelve annual payments of $140,000 as additional purchase price.

      On August 1, 2000, the Company, through CPS, acquired from Better Built Equipment, LLC substantially all of the assets of Better Built, a manufacturer of trailers and hoists for the waste transportation industry, pursuant to an Asset Purchase Agreement. CPS, which already manufactures walking floor trailers for the waste industry, now adds to its product offerings a pup trailer, one and two container roll-off trailers and a roll-off hoist. The Better Built assets were all relocated to our CPS manufacturing facility in Southeast Missouri. The consideration paid for the assets was approximately $660,000, of which approximately $110,000 represented goodwill. The purchase price for the assets was determined by CPS and Better Built through negotiations. The acquisition of the Better Built assets was funded through the Company's cash flow. The assets also included the trade name "Better Built" and a pending patent.

      On August 31, 2000, the Company, through its Critical Components Division, acquired from Malinda A. Morrow all of the capital stock of The Providence Group, Inc. The consideration paid for TPG was approximately $3,322,000 consisting of a $3,000,000 payment to the seller, subject to final adjustment, as well as acquisition related expenses of approximately $322,000. As part of the fees and expenses related to the acquisition, Mayfair Associates, owned by William Merker, received a fee of $203,000 for investment advisory services. Additionally, the Company has established potential earn-outs payable to the seller based on meeting certain established EBIT hurdles. The purchase price for the capital stock of TPG was determined by the Company and Melinda A. Morrow through negotiations. The acquisition of TPG was funded through the Company's cash flow. The acquisition has been accounted for as a purchase and, accordingly, our six months ended September 30, 2000 financial statements reflect the activity of TPG for the period from August 30, 2000 through September 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

      (a) The following exhibit is filed as part of this Quarterly Report on Form 10-Q

                  Exhibit no.          Description
                  -----------          -----------
                      27                  Financial Data Schedule

      (b) The following Reports on Form 8-K were filed relating to this Quarterly Report on Form 10-Q:

                  Form 8-K/A for July 10, 2000
                  Form 8-K/A for October 25, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION


              /s/ Steven Merker                        Date: November 14, 2000
By:

________________________________________
        Steven Merker
     Chairman and Chief Executive Officer


              /s/ Joseph Spinella                      Date: November 14, 2000

________________________________________
Joseph Spinella
Chief Financial Officer
(Principal Financial and Accounting Officer)