Form 10-Q
period 2000-12-31
STANDARD AUTOMOTIVE CORP
filed 2001-02-20
CIK 1043505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter Ended December 31, 2000

Or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________ to _________________________

Commission File Number: 001-13657

                         STANDARD AUTOMOTIVE CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  52-2018607
               --------                                  ----------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

       321 Valley Road, Hillsborough, NJ                08844-4056
       ---------------------------------                ----------
    (Address of principal executive offices)            (Zip Code)

           (908) 874-7778
           --------------
   (Registrant's telephone number)

                                 Not applicable
                                 --------------
     (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of February 20, 2001, the registrant had a total of 3,722,400 shares of Common Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

              For the Three and Nine Months Ended December 31, 2000

                           Form 10-Q Quarterly Report

                                      Index

                                                                            Page
                                                                            ----
Part I. Financial Information

   Item 1. Financial Statements

      Consolidated Balance Sheets as of December 31, 2000 and
      March 31, 2000                                                           3

      Consolidated Statements of Income for the three and
      nine months ended December 31, 2000 and 1999                             4

      Consolidated Statements of Stockholders' Equity for
      the period ended December 31, 2000                                       5

      Consolidated Statements of Cash Flows for the nine
      months ended December 31, 2000 and 1999                                  6

      Notes to Consolidated Financial Statements                               7

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                11

   Item 3. Quantitative and Qualitative Disclosures about Market Risk         15

Part II. Other Information

    Item 1. Legal Proceedings                                                 17

    Item 5. Other Information                                                 17

    Item 6. Exhibits and Reports on Form 8-K                                  17

Signatures                                                                    18

                          PART I. Financial Information

Item 1.  Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                       (in thousands, except share data )

                                                            December 31, 2000   March 31, 2000
                                                            -----------------   --------------
Assets

Cash and cash equivalents                                        $   2,991         $  3,136
Marketable securities                                                  102              102
Accounts receivable, net                                            14,250           25,217
Inventory, net                                                      25,919           20,602
Prepaid expenses                                                     2,363            1,269
Deferred taxes                                                       3,499              768
                                                                 ---------         --------
    Total current assets                                            49,124           51,094

Property and equipment, net                                         45,778           38,724
Intangible assets, net of accumulated amortization
       of $4,131 and $2,522, respectively                           58,209           44,151
Deferred financing costs                                             4,389            2,234
Other assets                                                           563            1,062
                                                                 ---------         --------
          Total assets                                           $ 158,063         $137,265
                                                                 =========         ========

Liabilities and Stockholders' Equity
Accounts payable                                                 $   9,066         $ 19,037
Accrued expenses                                                     4,380            2,451
Current portion of long term debt                                    6,000            4,000
Cumulated preferred stock dividend                                     289               --
Other current liabilities                                           10,053           10,598
                                                                 ---------         --------
    Total current liabilities                                       29,788           36,086

Long term debt                                                      90,487           64,261
Deferred income taxes and other long term liabilities                  859               --
                                                                 ---------         --------
       Total liabilities                                           121,134          100,347

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $ .001 par value;
       3,000,000 shares authorized; 1,132,600 issued
       and outstanding                                                   1                1
Common stock; $ .001 par value; 10,000,000 shares
       authorized; 3,722,400 and 3,602,400 issued
       and outstanding, respectively                                     4                4
Additional paid-in capital                                          31,121           30,208
Retained earnings                                                    5,877            6,705
Accumulated other comprehensive loss                                   (74)              --
                                                                 ---------         --------
       Total stockholders' equity                                   36,929           36,918

                                                                 ---------         --------
          Total liabilities and stockholders' equity             $ 158,063         $137,265
                                                                 =========         ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                        Consolidated Statements of Income

                      (in thousands, except per share data)

                                                              Three months ended          Nine months ended
                                                                 December 31,                December 31,
                                                           ----------------------      ------------------------
                                                             2000           1999         2000            1999
                                                           --------       -------      ---------       --------
Revenues, net                                              $ 32,106       $41,238      $ 109,221       $121,103
Operating costs and expenses:
     Cost of revenues                                        25,779        33,596         85,707         98,762
     Selling, general and administrative expenses             5,402         3,834         14,352         11,390
                                                           --------       -------      ---------       --------
     Total operating costs and expenses                      31,181        37,430        100,059        110,152

                                                           --------       -------      ---------       --------
Operating income                                                925         3,808          9,162         10,951
Interest expense                                              3,516         1,382          8,239          3,436
Other expense, net                                              470           132            861            247
                                                           --------       -------      ---------       --------

Income (loss) before income taxes                            (3,061)        2,294             62          7,268
Provision for income taxes                                   (1,351)          983             24          3,092
                                                           --------       -------      ---------       --------
Net income (loss)                                            (1,710)        1,311             38          4,176
Preferred dividend                                              289           289            866            871
                                                           --------       -------      ---------       --------
Net income (loss) available to common stockholders         $ (1,999)      $ 1,022      $    (828)      $  3,305
                                                           ========       =======      =========       ========

Basic net income (loss) per share                          $  (0.54)      $  0.28      $   (0.22)      $   0.91
                                                           ========       =======      =========       ========
Diluted net income (loss) per share                        $  (0.54)      $  0.27      $   (0.22)      $   0.85
                                                           ========       =======      =========       ========

Basic weighted average number of shares outstanding           3,722         3,668          3,711          3,629
Diluted weighted average number of shares outstanding         3,722         4,842          3,711          4,888

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                                                                                                         Accumulated
                                 Preferred                  Common               Additional                 Other          Total
                                   Shares    Preferred      Shares      Common     Paid In   Retained   Comprehensive  Stockholders'
                                Outstanding    Stock     Outstanding     Stock     Capital   Earnings   Income (Loss)     Equity
                                -----------   --------   -----------   --------    -------   --------   -------------    --------
Balance - March 31, 2000            1,133     $      1        3,602    $      4    $30,208   $  6,705      $     --      $ 36,918
                                 --------     --------     --------    --------    -------   --------      --------      --------

Net Income                             --           --           --          --         --         38            --            38

Currency Translation
    Adjustment                         --           --           --          --         --         --           (74)          (74)
                                 --------     --------     --------    --------    -------   --------      --------      --------
Comprehensive Income                   --           --           --          --         --   $     38      $    (74)     $    (36)
                                 --------     --------     --------    --------    -------   --------      --------      --------

Shares Issued for
    Acquisition                        --           --          120          --        780         --            --           780

Options Issued                         --           --           --          --        133         --            --           133

Preferred Stock
    Dividend                           --           --           --          --         --       (866)           --          (866)
                                 --------     --------     --------    --------    -------   --------      --------      --------
Balance - December 31, 2000         1,133     $      1        3,722    $      4    $31,121   $  5,877      $    (74)     $ 36,929
                                 ========     ========     ========    ========    =======   ========      ========      ========

  The accompanying notes are an integral part of these consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                Nine months ended
                                                                   December 31,
                                                             -----------------------
                                                               2000           1999
                                                             --------       --------
Cash flows from operating activities:
Net income                                                   $     38       $  4,176
Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                            5,525          3,228
       Non-cash interest and compensation                         163            180
    Change in assets and liabilities:
       Accounts receivable                                     14,722        (10,579)
       Inventory                                                 (405)           497
       Prepaid expenses and other assets                       (1,001)          (364)
       Accounts payable and accrued expenses                  (11,477)         8,701
       Income taxes payable                                    (3,202)          (171)
                                                             --------       --------
Net cash from operating activities                              4,363          5,668
                                                             --------       --------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired           (26,463)       (27,722)
    Acquisition of property and equipment                      (2,966)        (3,461)
                                                             --------       --------
Net cash from investing activities                            (29,429)       (31,183)
                                                             --------       --------
Cash flows from financing activities:
    Proceeds from bank loan                                    32,255         29,300
    Repayment of bank loan                                     (3,938)        (2,625)
    Deferred financing costs                                   (2,793)          (876)
    Preferred dividend                                           (577)          (871)
    Purchase of Treasury Stock                                     --         (1,000)
                                                             --------       --------
Net cash from financing activities                             24,947         23,928
                                                             --------       --------

Net decrease in cash and cash equivalents                        (119)        (1,587)
Effects of exchange rates on cash                                 (26)            --
Cash and cash equivalents, beginning of period                  3,136          3,686
                                                             --------       --------
Cash and cash equivalents, end of period                     $  2,991       $  2,099
                                                             ========       ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest                                              $  6,965       $  3,425
       Income taxes                                             3,316          3,165
    Noncash investing and financing activities:
       Capital stock and debt issued for acquisition of
         businesses and assets                                    780          7,865

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

      The financial statements for the nine months ended December 31, 2000 are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the interim period have been made. The notes to the financial statements have been prepared consistent with the Form 10-K/A filed for the fiscal year ended March 31, 2000 and should be read in conjunction with those financial statements. The results of operations for any interim period are not necessarily indicative of results for the full year.

      For comparative purposes, certain prior year amounts have been reclassified to conform with the current year.

1. Organization and Business Combination

      Standard Automotive Corporation is a Delaware corporation which commenced operations in January, 1998. We currently operate two divisions: (i) the Truck Body/Trailer Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of precision assemblies for the aerospace, nuclear, industrial and military markets. Our Truck Body/Trailer Division operates through its wholly-owned subsidiaries: Ajax Manufacturing Company ("Ajax"), R/S Truck Body Co. ("R/S") and CPS Trailer Co. ("CPS"). Our Critical Components Division operates through its wholly-owned subsidiaries: Ranor Inc. ("Ranor"), Airborne Gear & Machine Ltd. ("Airborne"), Arell Machining Ltd. ("Arell") and The Providence Group, Inc. ("TPG").

      In December, 2000 we notified PNC Bank, National Association ("PNC"), as Administrative Agent of the bank syndication ("Senior Lenders") under our Term Loan and Revolving Credit Agreement ("Credit Facility"), of an event of default under our Credit Facility, having failed to comply with certain financial covenants. Together with PNC, we have informally agreed to temporarily exclude certain work in process inventory from the collateral base. As of December 31, 2000 we had a consolidated collateral shortfall on our revolving credit facility of approximately $900,000; however, if eligible work in process inventory were included in our collateral base, a collateral surplus of $515,000 would result for the period. As a result of these events, PNC has directed that: (i) our revolving Credit Facility not be further extended, (ii) no dividends be paid on our Preferred Stock and, (iii) no principal or interest be paid on our subordinated debt. We are in compliance with these directives. As of February 14, 2001, our Senior Lenders have refrained from exercising certain of their rights and remedies. We can make no assurances that we will be able to meet future obligations under our Credit Facility.

      We are currently in arrears on payment of certain federal excise taxes of approximately $7,310,000. We are in the process of an internal review and will attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. This has also resulted in an additional Event of Default under our Credit Facility. Our financial statements include approximately $1,104,000 for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material.

2. Pro Forma Information

      The following summarized, unaudited pro forma information for the nine months ended December 31, 2000 assumes that the acquisitions of Airborne, Arell and TPG occurred on April 1, 2000:

                      (in thousands, except per share data)

                                         Standard        Airborne     Arell       TPG       Adjustment  Pro Forma
                                         ---------       ---------  ---------  ---------    ----------  ---------
Revenues, net                            $ 109,221       $     905  $     423  $   3,864    $      --   $ 114,413
Operating income                             9,162             358        101      1,217         (446)     10,392
Net income                               $      38       $     200  $      57  $     682    $    (250)  $     727
                                         =========       =========  =========  =========    =========   =========
Preferred dividend                             866                                                            866
Basic net income (loss) per share        $   (0.22)                                                     $   (0.04)
                                         =========                                                      =========
Diluted net income (loss) per share      $   (0.22)                                                     $   (0.04)
                                         =========                                                      =========
Basic weighted average number
      of shares outstanding                  3,711                                                          3,711
Diluted weighted average number
      of shares outstanding                  3,711                                                          3,711

      The pro forma operating results for the period ended December 31, 2000 include estimated adjustments for amortization expense on intangibles arising from the Airborne, Arell and TPG acquisitions, interest expense associated with the acquisition debt, and related tax effects. Our pro forma results of operations are not necessarily indicative of the results of operations that would have occurred had the Airborne, Arell and TPG acquisitions been consummated as of April 1, 2000 or of future results of the combined companies.

3. Inventory

      Inventory is comprised of the following:

                                           December 31, 2000        March 31, 2000
                                           -----------------        --------------
Raw materials                                 $13,223,000            $ 9,977,000
Work in progress                                7,883,000              2,545,000
Finished goods                                  4,813,000              8,080,000

                                              -----------            -----------
                                              $25,919,000            $20,602,000
                                              ===========            ===========

4. Long Term Debt and Credit Facility

      In July, 1998 we entered into with PNC, both individually and as agent for other financial institutions, a $40,000,000 Credit Facility, which provided for a Term Loan in the principal amount of $25,000,000 and a Revolving Loan in the principal amount of $15,000,000.

      In June, 1999 we obtained an increase in our Credit Facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. Our Credit Facility, as then amended, provided for a Term Loan in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000.

      In April, 2000 to consummate the acquisition of Airborne and Arell, we obtained an increase in our Credit Facility arrangement from $68,125,000 to $100,000,000. ING Barings LLC and PNC Capital Markets arranged the financing. Our Credit Facility, with the latest amendment, provides for two Term Loans in principal amounts totaling $75,000,000. The principal of the Term Loans is payable in two installment tranches of $50,000,000 and $25,000,000 in April 2006 and April 2007, respectively. Amounts outstanding under the Revolving Loan are payable in full in April 2005. Subject to our request, together with the approval of the lenders, the Revolving Loan's due date can be extended for one year, with a maximum extension of two one-year periods.

      As more fully discussed in Organization and Business Combination, we are in default on some of the Credit Facility covenants (see Note 1 for more information).

      Interest on the amounts outstanding under the Credit Facility is payable monthly and accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of our indebtedness to EBITDA, as such terms are defined under the Credit Facility. As of December 31, 2000, the weighted average rate of interest for the Loans was approximately 10.29%. Our Senior Lenders have notified us that certain of our interest rates under the Credit Facility will be increased. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets.

      At December 31, 2000, we had $96,486,000 total debt outstanding, consisting of Term Loans totaling $71,083,000, a Revolving Loan balance of $20,000,000, a subordinated note to the prior owners of Ranor for $5,322,000 and other debt of $81,000.

5. Basic and Diluted Net Income per Common Share

      For the three and nine months ended December 31, 2000, our Preferred Stock, stock options and warrants were deemed anti-dilutive and therefore not included in the calculation of diluted net income per share. In the comparable 1999 periods, because diluted net income per share exceeded the Preferred Stock dividend rate, the Preferred Shares were deemed dilutive and were included along with dilutive stock options and dilutive warrants in the calculation of diluted net income per share.

      The following table sets forth, for the periods indicated, the calculation of basic and diluted net income per share:

             (in thousands, except per share data)          For the Three Months Ended   For the Nine Months Ended
                                                                   December 31,                 December 31,
                                                              ---------------------        ---------------------
                                                                2000         1999           2000           1999
                                                              -------       -------        -------       -------
NUMERATOR:

Income (loss) available to common stockholders
  used in computing basic net income (loss) per share         $(1,999)      $ 1,022        $  (828)      $ 3,305

Convertible preferred dividends on dilutive
  convertible preferred stock                                     289           289            866           871
                                                              -------       -------        -------       -------
Income (loss) available to common stockholders
  used in computing dilutive net income (loss) per share      $(1,710)      $ 1,311        $    38       $ 4,176
                                                              =======       =======        =======       =======

DENOMINATOR :

Weighted average number of common shares
  outstanding used in basic net income (loss) per share         3,722         3,668          3,711         3,629

Common equivalent shares:
  Convertible preferred stock                                      --         1,132             --         1,141
  Options                                                          --            41             --            82
  Warrants                                                         --             1             --            36
                                                              -------       -------        -------       -------
Weighted average number of common shares
  and common equivalent shares used in
  dilutive net income (loss) per share                          3,722         4,842          3,711         4,888
                                                              =======       =======        =======       =======
Basic net income (loss) per share                             $ (0.54)      $  0.28        $ (0.22)      $  0.91
                                                              =======       =======        =======       =======
Diluted net income (loss) per share                           $ (0.54)      $  0.27        $ (0.22)      $  0.85
                                                              =======       =======        =======       =======

6. Related Party Transactions

      Through our CPS subsidiary, we completed the acquisition of substantially all of the assets of Better Built Equipment and, through our Critical Components Division, we acquired the capital stock of TPG. As part of the fees and expenses related to these acquisitions, Mayfair Associates, owned by William Merker, received an advisory fee of $409,000.

7. Segment Information

      As a result of the acquisition of Ranor in June, 1999 we reorganized operations by creating two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

      The segment information for the period ended December 31, 2000 for our Critical Components Division represents Ranor's results of operations for the full period, Airborne's and Arell's from April 26, 2000 through December 31, 2000, and TPG's from August 31, 2000 through December 31, 2000.

      The segment information for the period ended December 31, 1999 for our Critical Components Division represents Ranor's results of operations from June 16, 1999 through December 31, 1999.

      Below is the selected financial segment data for the nine months ended December 31, 2000 and 1999:

       (in thousands)                  Truck           Critical
                                    Body/Trailer      Components        Segment
December 31, 2000                     Division         Division          Totals
-----------------                   ------------      ----------        --------

Revenue                               $ 78,636         $ 30,585         $109,221
Operating income                         6,198            7,017           13,215
Identifiable assets                     47,387           44,164           91,551
Capital expenditures                     1,329            1,637            2,966

                                        Truck          Critical
                                    Body/Trailer      Components        Segment
December 31, 1999                     Division         Division          Totals
-----------------                   ------------      ----------        --------

Revenue                               $107,468         $ 13,635         $121,103
Operating income                        12,356            2,730           15,086
Identifiable assets                     54,278           23,165           77,443
Capital expenditures                     1,915            1,546            3,461

      The following is a reconciliation of reportable segment operating income and assets to our consolidated totals for the nine months ended December 31, 2000 and 1999:

            Operating income       (in thousands)                2000          1999
            ----------------                                   --------      --------
            Total operating income for reporting segments      $ 13,215      $ 15,086
            Other corporate expenses                              4,053         4,135
                                                               --------      --------
            Consolidated operating income                      $  9,162      $ 10,951
                                                               ========      ========
            Assets
            ------
            Total assets for reporting segments                $ 91,551      $ 77,443
            Goodwill                                             58,210        43,938
            Other unallocated amounts (primarily deferred
              financing costs)                                    8,302         3,121
                                                               --------      --------
            Consolidated total assets                          $158,063      $124,502
                                                               ========      ========

      Revenues by geographical area are comprised as follows:

                       (in thousands)          Nine months ended December 31,
                                               ------------------------------
                                                     2000          1999
                                                   --------      --------
                  United States                    $ 95,278      $121,103
                  Canada                             13,943            --
                                                   --------      --------
                  Total net revenues               $109,221      $121,103
                                                   ========      ========

Accounting Pronouncements

      In June, 1999 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the implementation of SFAS No. 133 will not have a material impact on our results of operations.

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Bulletin No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. We have concluded that the implementation of this Bulletin will not have a material impact on its financial position or its results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The financial statements for the nine months ended December 31, 2000 are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements for the interim period have been made.

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

Overview

      We are a Delaware Corporation and diversified holding company. We commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company. We have substantially expanded our operations through acquisitions, facility expansion and internal growth. We are comprised of seven operating companies geographically dispersed throughout North America, including Canada and Mexico.

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

      o Arell, also located in Montreal, Canada, manufactures high-precision parts for aircraft engines, landing gears and aircraft fuselages. We acquired Arell in April 2000.

      o TPG, located in Knoxville, Tennessee, specializes in the design, assembly and fabrication of advanced robotics and other remotely operated systems for use in nuclear and hazardous environments. We acquired TPG in August 2000.

      Our business strategy is to expand through both internal growth and the acquisition of premier companies. We focus our acquisition strategy on businesses that are leaders in their markets as measured by market share, innovation, profitability and return on assets. We believe that as a result of our acquisitions, we serve diverse industries which typically operate in varying business cycles. Currently, we are being negatively impacted by a downturn in industries served by our Truck Body/Trailer Division.

Results of Operations

      During the current fiscal year we initiated a variety of cost cutting measures in order to minimize the impact of the downturn in industries served by our Truck Body/Trailer Division. These initiatives included, but were not limited to, staff reductions and hiring freezes, manufacturing and office workflow improvements, and extended holiday plant shutdowns. We anticipate that these actions could result in annualized savings ranging from $6,000,000 to $7,000,000.

      The following table sets forth, for the periods indicated, certain components of our Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues.

   (in thousands)                  For the Three Months Ended December 31,         For the Nine Months Ended December 31,
                                --------------------------------------------     -----------------------------------------
                                         2000                   1999                    2000                   1999
                                --------------------     -------------------     -------------------    ------------------
Revenues, net                   $ 32,106       100.0%    $ 41,238      100.0%    $109,221      100.0%   $121,103     100.0%

Cost of revenues                  25,779        80.3       33,596       81.5       85,707       78.5      98,762      81.6
Selling, general and
     administrative                5,402        16.8        3,834        9.3       14,352       13.1      11,390       9.4
                                --------    --------     --------   --------     --------   --------    --------   -------
Operating income                     925         2.9        3,808        9.2        9,162        8.4      10,951       9.0
Interest expense                   3,516        10.9        1,382        3.3        8,239        7.5       3,436       2.8
Other expense                        470         1.5          132        0.3          861        0.8         247       0.2
                                --------    --------     --------   --------     --------   --------    --------   -------
Income (loss) before
     provision for taxes          (3,061)       (9.5)       2,294        5.6           62        0.1       7,268       6.0
Provision for income taxes        (1,351)       (4.2)         983        2.4           24        0.1       3,092       2.6
                                --------    --------     --------   --------     --------   --------    --------   -------
Net income (loss)               $ (1,710)       (5.3)%   $  1,311        3.2%    $     38         --%   $  4,176       3.4%
                                ========    ========     ========   ========     ========   ========    ========   =======

Comparison of Nine Months Ended December 31, 2000 to December 31, 1999

      The results for the nine months ended December 31, 2000 reflect Ranor for the full period, Airborne and Arell from April 26, 2000 plus TPG from August 31, 2000. The nine months ended December 31, 1999 reflects the results of Ranor from June 16, 1999 through December 31, 1999.

      Net Revenues for the nine months ended December 31, 2000 were $109,221,000 a decrease of 9.8% from net revenues of $121,103,000 for the comparable period in 1999. The decrease in revenues primarily results from a downturn impacting the truck body/trailer industries, attributed to higher interest rates and increased fuel prices. This decrease was partially offset by higher sales in our Critical Components Division. The Critical Components Division, primarily through the timing of its acquisitions, contributed 28% of revenues in the nine months of the current fiscal year versus 11% in the nine months of the prior fiscal year. During December, 2000 Ranor updated its "Cost-to-Complete" estimates on a nuclear canister project, resulting in a decrease in revenues of $679,000, with a corresponding decrease in operating income of $414,000.

      Cost of Revenues decreased to $85,707,000 or 78.5% of net revenues for the nine months ended December 31, 2000 versus $98,762,000 or 81.6% of net revenues for the comparable period in 1999. The more favorable cost of revenue ratio is primarily the result of our continuing shift into more profitable product lines and improved manufacturing efficiencies, that was partially offset by lower margins at our CPS and Ranor facilities.

      Selling, General & Administrative Expenses ("SG&A") were $14,352,000 during the nine months ended December 31, 2000 an increase of $2,962,000 from $11,390,000 incurred during the comparable period in 1999. SG&A, as a percentage of net revenue, increased to 13.1%, up from 9.4% for the comparable period in 1999. The increase represents our expansion into product lines with higher selling and administrative expenses and also higher corporate oversight expense. Additionally, we experienced a time lag between the decrease in revenues attributable to our Truck Body/Trailer Division and the anticipated favorable effects from our cost cutting programs.

      Interest Expense increased to $8,239,000 for the nine months ended December 31, 2000 from $3,436,000 during the comparable period in 1999. This increase reflects a combination of higher debt incurred due to acquisitions, the effect of increased interest rates and approximately $1,104,000 interest expense relating to federal excise taxes of approximately $7,310,000.

Comparison of Three Months Ended December 31, 2000 to December 31, 1999

      The three months ended December 31, 2000 reflects the results of Airborne and Arell, both acquired on April 26, 2000, and TPG, acquired on August 31, 2000.

      Net Revenues for the three months ended December 31, 2000 were $32,106,000, a decrease of 22% from net revenues of $41,238,000 for the comparable period in 1999. The decrease in revenues primarily results from reduced orders for chassis manufactured in Mexico combined with a downturn in the truck body/trailer industries, attributed to higher interest rates and increased fuel prices. Our Critical Components Division contributed 34% of revenues in the current quarter versus 17% in the comparable 1999 quarter. During December, 2000 Ranor updated its "Cost-to-Complete" estimates on a nuclear canister project resulting in a decrease in revenues of $679,000, with a corresponding decrease in operating income of $414,000.

      Cost of Revenues decreased to $25,779,000 or 80.3% of net revenues for the three months ended December 31, 2000 versus $33,596,000 or 81.5% of net revenues for the comparable period in 1999. The more favorable cost of revenue ratio is a result of our continuing shift into more profitable product lines affording higher profit margins.

      Selling, General & Administrative Expenses ("SG&A") were $5,402,000 during the three months ended December 31, 2000, an increase of $1,568,000 from $3,834,000 incurred during the comparable period in 1999. SG&A, as a percentage of net revenue, increased to 16.8% of net revenues, up from 9.3% for the comparable period in 1999. The increase in SG&A during the three months ended December 31, 2000 reflects our expansion into product lines with higher selling and administrative expenses, as well as higher corporate oversight expense. Additionally, we experienced a time lag between the decrease in revenues attributable to our Truck Body/Trailer Division and the anticipated favorable effects from our cost cutting programs.

      Interest Expense increased to $3,516,000 for the three months ended December 31, 2000 from $1,382,000 during the comparable period in 1999. This increase reflects a combination of higher debt incurred due to acquisitions, the effect of increased interest rates and approximately $1,104,000 interest expense relating to federal excise taxes of approximately $7,310,000.

Liquidity and Capital Resources

      We generated $4,363,000 of cash from operating activities during the nine months ended December 31, 2000 as compared to generating $5,668,000 from operating activities during the comparable period in 1999. The cash provided by operating activities resulted from collections on trade accounts receivable, combined with non-cash expenses and net income, which were offset by a decrease in payables and higher inventory levels. As of December 31, 2000 our Truck Body/Trailer Division had approximately $7,000,000 of excess inventory which we anticipate utilizing as demand increases. Included in the decrease in payables was a $418,000 payment to the former owners of Airborne and Arell representing a permitted dividend under the terms of the Purchase Agreement. The net cash used in investing activities was $29,429,000 during the nine months ended December 31, 2000 compared to $31,183,000 used in investing activities during the comparable period in 1999. The cash used in investing activities during 2000 was primarily for the acquisition of Airborne, Arell and TPG. The cash used in investing activities during the nine months ended December 31, 1999 was primarily for the acquisition of Ranor. The cash generated by financing activities during 2000 principally reflects the financing for the acquisitions of Airborne, Arell and TPG. Cash provided by financing activities for the nine months ended December 31, 1999 was predominantly from the increase in the our Credit Facility used to finance the acquisition of Ranor.

      Our Credit Facility, as most recently amended, provides for two Term Loans in principal amounts totaling $75,000,000 and a Revolving Loan in the principal amount of $25,000,000. The principal of the Term Loans is payable in two installment tranches of $50,000,000 and $25,000,000 in April 2006 and April 2007, respectively. Amounts outstanding under the Revolving Loan are payable in full in April, 2005. Subject to our request, together with the approval of the lenders, the Revolving Loan's due date can be extended for one year with a maximum extension of two one-year periods.

All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. As of December 31, 2000 the weighted average rate of interest for the Loans was approximately 10.29%. We made scheduled principal payments of $3,938,000 during the nine months ended December 31, 2000.

      In December, 2000 we notified PNC of an event of default under our Credit Facility. We failed to comply with certain financial covenants. Additionally, as of December 31, 2000 and as of February 2, 2001, we had consolidated collateral shortfalls on our revolving credit facility of approximately $900,000 and $3,800,000, respectively. The February 2, 2001 deficiency consisted of a $6,600,000 U.S. shortfall and a $2,800,000 Canadian surplus. Together with PNC, we have informally agreed to temporarily exclude certain work in process inventory from the collateral base. If eligible work in process inventory were included in our collateral base, a collateral surplus of $515,000 as of December 31, 2000 and a collateral shortfall of $2,311,000 as of February 2, 2001 would have resulted. As a result of these events, PNC has directed that: (i) our revolving Credit Facility not be further extended, (ii) no dividends be paid on our Preferred Stock and, (iii) no principal or interest be paid on our subordinated debt. We are in compliance with these directives. As of February 14, 2001, our Senior Lenders have refrained from exercising certain of their rights and remedies. We can make no assurances that we will be able to meet future obligations under our Credit Facility.

      We are currently in arrears on payment of certain federal excise taxes of approximately $7,310,000. We are in the process of an internal review and will attempt to negotiate a payment plan with the IRS to resolve the arrearage. This has also resulted in additional Events of Default under our Credit Facility. Our financial statements include approximately $1,104,000 for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material.

      At December 31, 2000, we had $96,486,000 in total debt outstanding, consisting of Term Loans totaling $71,083,000, a Revolving Loan balance of $20,000,000, a subordinated note to the prior owners of Ranor for $5,322,000 and other debt of $81,000.

      Capital expenditures were $2,966,000 for the nine months ended December 31, 2000 compared to $3,461,000 for the comparable period in 1999. Capital expenditures during the nine months ended December 31, 2000 were primarily for the purchase of production equipment and computer software. Capital expenditures incurred during the nine months ended December 31, 1999 were primarily for the purchase of new machinery for expanding the production capacity at our Critical Components Division and for equipment purchased for our Truck Body/Trailer Division. In 1999 we also upgraded and expanded our computer network system. We anticipate moderate growth in capital expenditures, sufficient to support our operations and to increase productivity.

      The annual dividend requirement on our Preferred Stock is $1,155,000. During the quarter ending December 31, 2000, we suspended payment of the quarterly dividend of $289,000 on the Preferred Stock. Unpaid dividends on the Preferred Stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Further, we will need approval of our Senior Lenders to resume payment of the Preferred Dividend.

      As of December 31, 2000, we had working capital of $19,336,000. Management believes that its current working capital position along with anticipated results of operations will be sufficient to allow us to continue in existence to at least June 30, 2002. This assessment is dependent upon the successful outcome of the negotiations with the our Senior Lenders and the IRS. We have been advised by our independent accountants that if these matters are not resolved prior to issuance of our March 31, 2001 annual report, they may have to modify their report as to whether we are a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to interest rate risk primarily through our borrowings under our Credit Facility. As of December 31, 2000, we had approximately $91,063,000 of variable rate debt outstanding under our Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of approximately $911,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential managerial action which could be taken in response to these changes. Further, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

      In April, 2000 we acquired Airborne and Arell located in Montreal, Canada and in April 1999, we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian Dollar or the Mexican Peso, compared to the U.S. Dollar upon currency conversion, may affect our financial position and cash flow. As of December 31, 2000, we had not established a foreign currency hedging program. Because a majority of our transactions are U.S. based and U.S. Dollar denominated, a hypothetical 10% change in the value of the Canadian Dollar or the Mexican Peso would not have a materially adverse impact on our financial position or cash flow.

                           PART II. Other Information

Item 1. Legal Proceedings

      We are involved in litigation arising in the normal course of our business. Management believes that the litigation in which we are currently involved, either individually or in the aggregate, is not material to our financial position or results of operations.

      Included in the litigation in which we are involved is an arbitration proceeding against the sellers of the assets of Ranor, Inc. for certain purchase price adjustments relative to the purchase of Ranor's assets and a lawsuit against Ranor's former accountants for damages.

Item 5. Significant Events

      In December, 2000 we notified PNC of an event of default under our Credit Facility, having failed to comply with certain financial covenants. Together with PNC, we have informally agreed to temporarily exclude certain work in process inventory from the collateral base. As of December 31, 2000 we had a consolidated collateral shortfall on our revolving credit facility of approximately $900,000; however, if eligible work in process inventory were included in our collateral base, a collateral surplus of $515,000 would result for the period. As a result of these events, PNC has directed that: (i) our revolving Credit Facility not be further extended, (ii) no dividends be paid on our Preferred Stock and, (iii) no principal or interest be paid on our subordinated debt. We are in compliance with these directives. As of February 14, 2001, our Senior Lenders have refrained from exercising certain of their rights and remedies. We can make no assurances that we will be able to meet future obligations under our Credit Facility.

      We are currently in arrears on payment of certain federal excise taxes of approximately $7,310,000. We are in the process of an internal review and will attempt to negotiate a payment plan with the IRS to resolve the arrearage. This has also resulted in an additional Event of Default under our Credit Facility. Our financial statements include approximately $1,104,000 for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material.

Item 6. Exhibits and Reports on Form 8-K

      (a)The following Reports on Form 8-K were filed relating to this Quarterly Report on Form 10-Q:

            Form 8-K for December 20, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STANDARD AUTOMOTIVE CORPORATION


By: /s/ Steven Merker                                 Date: February 20, 2001
   ------------------------------------
Steven Merker
Chairman and Chief Executive Officer


By: /s/ Joseph Spinella                               Date: February 20, 2001
   ------------------------------------
Joseph Spinella
Chief Financial Officer
(Principal Financial and Accounting Officer)