Form 10-K
period 2001-03-03
STANDARD AUTOMOTIVE CORP
filed 2001-07-16
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

Or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________________ to _________________________

                        Commission File Number: 001-13657


                         STANDARD AUTOMOTIVE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  52-2018607
        ------------------------            ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)


    321 Valley Road, Hillsborough, NJ                     08844-4056
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

             (908) 874-7778
     (Registrant's telephone number)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each Exchange on which registered
-------------------                    -----------------------------------------
Common Stock                           American Stock Exchange
8 1/2% Senior Convertible              American Stock Exchange
Redeemable Preferred Stock

Securities registered under Section 12(g) of the Exchange Act: None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the registrant as of July 12, 2001 was $1,465,936 based upon a last sale price of $0.85 on the American Stock Exchange for such date.

         As of July 12, 2001, the registrant had a total of 3,822,400 shares of common stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Year Fiscal Ended March 31, 2001

                             Form 10-K Annual Report

                                      Index

                                                                            Page
Part I


    Item 1   Business                                                        1

    Item 2   Properties                                                     10

    Item 3   Legal Proceedings                                              11

    Item 4   Submission of Matters to a Vote of Security Holders            11

Part II


    Item 5   Market for Registrant's Common Equity and
             Related Stockholder Matters                                    12

    Item 6   Selected Financial Data                                        14

    Item 7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            15

    Item 7A  Quantitative and Qualitative Disclosures about Market Risk     20

    Item 7B  Risk Factors That May Affect Future Results                    21

    Item 8   Financial Statements and Supplementary Data                    27

    Item 9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                            27

Part III


    Item 10  Directors and Executive Officers of the Registrant             28

    Item 11  Executive Compensation                                         31

    Item 12  Security Ownership of Certain Beneficial Owners and
             Management                                                     35

    Item 13  Certain Relationships and Related Transactions                 36

Part IV


    Item 14  Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K                                                    38

      The information herein contains forward-looking statements relating to Standard Automotive Corporation ("we," "Standard" or "the Company") within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.


                                     PART I


Item 1. Business


Recent Developments

      We are currently in default of certain financial covenants under our credit facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.7 million and $4.2 million under the credit facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of September 30, 2001. We are currently operating under the terms of a forbearance agreement pursuant to which the lenders under our credit facility have agreed to forbear enforcing their rights under the credit facility for a period ending on July 17, 2001. Under the terms of the forbearance agreement, we have agreed with our lenders, among other things, that, in exchange for their forbearance, we will not request any additional loans under the credit facility, pay any dividends on our preferred stock, pay any principal or interest on our subordinated debt or make any payments in respect of earn-out obligations relating to acquisitions. As a result of our defaults under the credit facility, interest on the entire unpaid principal and interest of $95.1 million as of June 30, 2001 is accruing at default rates having a weighted average of 10.75% per annum.

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001, and intend to make voluntary monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our credit facility. Further, the IRS has the statutory authority to impose penalties which could be material.

      During the fiscal year ended March 31, 2001 and during the first quarter of our 2002 fiscal year, we made a number of management changes:

      o On March 23, 2001, James F. "Pat" O'Crowley, III was appointed our President and Chief Executive Officer.

      o On May 16, 2001, Mr. O'Crowley, James Edward Gross and John E. Elliott II were elected to our board of directors. On the same date William Merker resigned as a director of Standard.

      o On June 5, 2001, Steven J. Merker resigned as our Chairman of the Board, but continues to serve as a director.

Overview

      Standard Automotive Corporation is a diversified holding company. We commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company ("Ajax"). We have expanded our operations through subsequent acquisitions and growth within acquired companies. Standard is comprised of seven operating companies located throughout the United States, Canada and Mexico.

      Our subsidiaries are currently organized into two operating divisions: the Truck Body/Trailer Division and the Critical Components Division. These two divisions operate separately.

      Truck Body/Trailer Division

      Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis, dump truck bodies, specialty trailers, truck suspensions and related assemblies through the following operating companies:

      o Ajax designs, manufactures and sells container chassis, refurbishes (or "re-manufactures") used chassis, and manufactures specialty transportation equipment. Container chassis are used to transport maritime shipping containers from container ships to inland destinations. Container chassis are sold to leasing companies, large steamship lines, railroads and trucking companies to transport overland 20-, 40-, 45- and 48-foot shipping containers. Ajax operates facilities in Hillsborough, New Jersey and Sonora, Mexico.

      o R/S Truck Body Co., Inc. ("R/S"), located in Ivel, Kentucky, designs, manufactures and sells customized, high end, steel and aluminum dump truck bodies, platform bodies, custom large dump trailers, specialized truck suspension systems and related products and parts. R/S recently introduced several new products to the market, including the aluminum platform trailer and the aluminum elliptical body.

      o CPS Trailer Co. ("CPS"), located in Oran, Missouri, designs, manufactures and sells bottom dump trailers, half-round end dump trailers, light-weight end dump trailers, grain hopper trailers and walking floor van trailers, used for hauling bulk commodities such as gravel and grain, and for the construction, agriculture and waste hauling industries.

      Critical Components Division

      Our Critical Components Division designs, manufactures, and sells precision-machined components to original equipment manufacturers ("OEMs") in the aerospace, nuclear, defense and industrial markets through the following operating companies:

      o Ranor, Inc. ("Ranor"), located in Westminster, Massachusetts, specializes in the fabrication and precision machining of large metal components that exceed one hundred tons for the aerospace, nuclear, military, shipbuilding and power generation markets as well as national laboratories. Ranor manufactures domes, machined in one piece, for Boeing's Delta rocket program. Additionally, Ranor manufactures and supplies steam accumulator tanks for U.S. Navy nuclear-powered aircraft carriers, as well as large precision vacuum chambers for the National Ignition Laboratories at Lawrence Livermore. Ranor also manufactures and supplies large machined casings for ground-based, gas turbine power generation engines, and nuclear spent fuel canisters.

      o Airborne Machine & Gear, Ltd. ("Airborne"), located in St. Leonard, Quebec, Canada, is principally engaged in the manufacture and sale of hot section engine components in exotic materials including Inconel (a nickel alloy), titanium and beryllium copper. Airborne operates under long-term agreements with, and is considered a preferred vendor by its significant customers. We acquired Airborne in April 2000.

      o Arell Machining, Ltd. ("Arell"), located in Anjou, Quebec, Canada, manufactures hot and cold section engine components, airframe structural components and landing gear kits and assemblies for the aerospace market. Arell operates under long term agreements with, and is considered a preferred supplier by its significant customers. We acquired Arell in April 2000.

      o The Providence Group, Inc. ("TPG"), located in Knoxville, Tennessee, is a specialized engineering services company that provides engineering services predominately in the environmental and nuclear industries. TPG designs, manufactures and operates a line of remote robotic retrieval systems used in the cleaning and transferring of stored nuclear waste. We acquired TPG in September 2000.


Market Overview

      Truck Body/Trailer Division

      According to an industry source, unit volume in the overall truck trailer industry during 2000, including trailers, containers, chassis and other related equipment, declined 9.4% compared to unit volumes for the year ended December 31, 2000. This decline was primarily attributable to increased fuel prices which greatly exceeded the increase in freight rates during the year, as well as a general softening of the freight market. These conditions have led to a significantly increased incidence of trucking business failures. Accordingly, there has been a significant increase in the introduction of repossessed trucking-related equipment during 2000 and 2001 which is likely to result in greater price competition among truck trailer manufacturers. Industry sources are currently projecting significantly reduced unit volume in the truck trailer market during the 2002 calendar year. The dump trailer market has experienced more favorable recent growth, approximately 35% in the 2000 calendar year, and projected to be approximately 8% for the 2001 calendar year.

      Critical Components Division

      Due to an increase in demand for more regional aircraft (20 to 100 seats), the Canadian aerospace industry is experiencing a favorable growth rate. Pratt & Whitney Canada Corporation, a global leader in the fabrication of engines for small aircraft and helicopters, stated in its last annual report its intent to double revenues in the next decade and continue increasing its market share. Bombardier Aerospace, a leader in regional jets and small aircraft, has a current backlog for contracted airframe deliveries extending out to the year 2010. Messier-Dowty Canada, a Snecma Group Company, the world leader in the manufacturing of landing gears, has a plant in Toronto dedicated to landing gears for small aircraft and also enjoys similar backlog levels.

      The ship-building market has revived substantially over the last year. The U.S. Congress has approved funding for the construction of CVN 77 (the latest nuclear-powered aircraft carrier) as well as projects to update the entire Virginia and Ohio class submarine fleets in the U.S. Navy's arsenal.

      The U.S. Department of Energy (DoE) Division of Environmental Clean-Up has increased its fiscal 2002 budget by $1.0 billion over the fiscal 2001 budget. The DoE currently estimates its future requirements for nuclear storage containers to house hazardous radioactive waste and spent fuel at approximately 100,000 units.

Strategy

      Our current business strategy is to create efficiencies by integrating the companies in each of our divisions and each operating company, to increase sales by improving the quality of our products and to decrease our costs through progressive inventory and purchasing management, more effective cash management, and improved labor efficiencies. We are negotiating with our senior lenders to allow the Company to continue to evolve and implement our business strategy.

      We believe that our competitive advantages include management experience and the skill of our work force, as well as established relationships with customers. Most of the individuals who formerly owned or managed our operating companies have remained with the businesses after acquisition by Standard, and provide comprehensive knowledge of customer needs and markets, enabling our operating companies to design and manufacture customized products.

Products

      Truck Body/Trailer Division

      Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis used to transport shipping containers and a broad line of customized dump truck trailers, dump bodies, specialty trailers, truck suspensions and related products. Many of the Truck Body/Trailer Division's products are customized to fit customer needs or unique market requirements. Our current products include:

      o Container Chassis. We manufacture container chassis, which are trailer chassis used to transport maritime shipping containers from container ships to inland destinations. In addition to new chassis, we remanufacture used chassis to customer order and industry specifications, whether the chassis were originally built by us or another manufacturer. The remanufacturing process involves removing all components of a used chassis, except axles, which are refurbished, and replacing the discarded components with new components.

      o Truck Trailers. We manufacture a diverse line of trailers used to haul bulk materials such as refuse, scrap, demolition by-products, rocks, gravel, sand and agricultural commodities. Our trailers include: bottom dump trailers, half-round end dump trailers, grain hopper trailers, walking floor van trailers and steel and aluminum rear dump trailers.

      o Truck Bodies. Our dump truck body products are often manufactured to customer specifications. Light-weight aluminum dump truck bodies allow for larger payloads of materials such as gravel and asphalt, while heavy steel dump truck bodies are used to handle more abrasive materials.

      o Recently Introduced Products. The Truck Body/Trailer Division has recently introduced or expects to introduce the following products:

            o Superlite Trailer. Superlite trailers utilize many of the components of half-round end dump trailers but weigh significantly less, and are ideal for hauling sand and gravel.

            o Elliptical Body. Hard-metal elliptical truck bodies are designed to address the market's needs for durability and a high-clearance tailgate. This body has rounded sides, which promotes substantially easier material handling during loading and unloading.

            o Bottom Dump Double. We introduced bottom dump doubles during the fourth quarter of fiscal year 2001. They are comprised of two 20-foot long bottom dump trailers. Bottom dump doubles are designed to enhance productivity in the construction industry by providing larger-scale hauling of sand, gravel and other materials.

            o Aluminum Platform Trailer and Aluminum Elliptical Body. We are currently introducing aluminum platform trailers and aluminum elliptical bodies to the market.

      Other Truck Body/Trailer division products include chassis kits, truck and trailer suspensions, platform bodies, roll-off and front-load refuse containers, and replacement parts. As a service to our customers, we also sell original equipment manufacturer (OEM) parts from other manufacturers.

      Critical Components Division

      Our Critical Components Division manufactures components and parts for original equipment manufacturers (OEMs) in the aerospace, military, nuclear and industrial markets. Critical Components Division products include:

      o Hot and Cold Section Engine Components. Hot section engine components are flight-critical parts that generally make up the compressor section of a jet engine. These are the rotating parts associated with the thrust-to-weight ratio of the power plant which will accommodate specified aircraft size and load configuration requirements. Cold section components are usually the parts referred to as casings or outer housings of the power plant. We specialize in hot section engine components in exotic materials including Inconel (a nickel alloy), titanium and beryllium copper.

      o Airframe Structural Components. Airframe structural components are included in aircraft fuselage and wing assemblies.

      o Landing Gear Kits and Assemblies. Landing gear components include pins, bushings, sleeves, spacers, armatures and actuators, which are manufactured separately and in kits. We provide both separate parts and assembly kits to the corporate, regional and military jet markets.

      o Rocket Domes. We manufacture domes for the Boeing Delta III and IV heavy-lift rocket program that are used as end caps for the rockets' fuel cells. We manufacture the domes in one piece using computer numeric control ("CNC") machinery of our own design.

      o Steam Accumulator Tanks. We manufacture and supply steam accumulator tanks for U.S. Navy nuclear-powered aircraft carriers, as well as large precision vacuum chambers for the National Ignition Laboratories at Lawrence Livermore.

      o Gas Turbine Casings. We manufacture and supply large machined casings to producers of ground-based, gas turbine power generation engines.

      o Nuclear Spent Fuel Canisters. We manufacture highly specialized containers used to store spent nuclear fuel and other nuclear waste.

      o Remote Robotic Retrieval Equipment. We design, manufacture and operate remote robotic retrieval systems used in the cleaning and transferring of stored nuclear waste.

Revenue by Division

      The table below shows the percentage of our consolidated revenue attributable to the Truck Body/Trailer Division and Critical Components Division of Standard for each of the last three fiscal years.

         Fiscal Year Ended           Truck Body/Trailer      Critical Components
             March 31,                    Division                 Division
         -----------------           ------------------      -------------------
              2001                          69%                     31%
              2000                          87%                     13%
              1999                         100%                      0%

Revenues by Market

      Truck Body/Trailer Division

                              Year Ended March 31,

                                             2001        2000        1999
                                             ----        ----        ----

      Chassis                                  60%         62%         52%
      Truck Bodies                             16%         13%         14%
      Truck Trailers                           14%         17%         20%
      Other Products                           10%          8%         14%

      Critical Components Division

                              Year Ended March 31,

                                                       2001          2000
                                                       ----          ----

      Aerospace                                          53%           11%
      Nuclear                                            27%           44%
      Process Machinery                                   7%           10%
      Shipbuilding                                        2%           21%
      Other Markets                                      11%           14%

Backlog

      Total backlog at March 31, 2001 was $78.1 million compared to $112.5 million at March 31, 2000. The Truck Body/Trailer Division's backlog totaled $18.7 million at March 31, 2001 compared to $84.8 million at March 31, 2000. The Critical Components Division's backlog totaled $59.4 million at March 31, 2001 compared to $27.7 million at March 31, 2000.

      The significant backlog decrease in our Truck Body/Trailer Division from the March 31, 2000 backlog results from the impact of a significant softening of the truck/trailer market as well as the postponement and deferral of certain open orders. The increase in our Critical Components Division backlog from the March 31, 2000 backlog results solely from the acquisitions of Airborne, Arell and TPG during the fiscal year ended March 31, 2001.

Product Design and Manufacturing

      Truck Body/Trailer Division

      The Truck Body/Trailer Division manufactures container chassis at our Hillsborough, New Jersey and Sonora, Mexico facilities and dump truck bodies and trailers at our Ivel, Kentucky and Oran, Missouri facilities. Increasingly we are shifting manufacture of our products among our facilities depending on customer demand and facility capacity. Our products are manufactured from customized designs based on customer specifications and applicable regulations. Examples of custom design features include length, enhanced platform supports, steel or aluminum construction depending on weight requirements and intended use, support systems, contours of the dump bed (flat or round), specialized brake systems, underside protection, specialized step placements and cargo tie downs. We manufacture and maintain the majority of our tools and dies.

      We use advanced three-dimensional modeling in the design of trailers and their components. Designers use AutoCAD software to develop manufacturing and presentation drawings. We also use computer-aided manufacturing software programs that translate the lines on the drawings into cutting diagrams for computer-controlled, high-production plasma cutting tables. Once cut, many of these pieces are used in sub-assemblies that are welded together using a robotic welding cell.

      Critical Components Division

      In our Critical Components Division, we seek to improve our manufacturing and tooling through process engineering. Our dome production facility uses large proprietary manufacturing equipment. Our aerospace machining capabilities include milling, turning, grinding, tapping, gun drilling, broaching and electrical discharge machining. Support equipment includes complete computer-aided design/computer-assisted manufacturing capabilities (known as CAD/CAM). We also utilize software which interfaces with our customers' databases and automatically notifies our facilities of upcoming project schedules and requirements. Our cost containment systems are integrated with our estimating and bidding systems and are regularly updated to accommodate change orders of specific projects.

Raw Materials

      We use a variety of raw materials, primarily metals and semi-processed or finished components which are purchased from a number of sources. Raw materials represent approximately 74% of the cost of goods sold for the Truck Body/Trailer division and 28% for the Critical Components Division. To date, fluctuations in the cost or availability of raw materials have not had a significant impact on operating results for either division.

Sales and Marketing

      Truck Body/Trailer Division

      The Truck Body/Trailer Division utilizes an in-house sales force working with independent dealers, distributors, and agents. We support our sales activities with advertising in trade journals, participation at trade shows and direct mailings to potential customers.

      Critical Components Division

      Due to the highly specialized nature of its products, Critical Components Division sales are conducted based on long-standing relationships with key OEMs and others within the industry.

Customers

      Truck Body/Trailer Division

      The Truck Body/Trailer Division's customers include companies that lease container chassis to steamship and rail companies, truck dealers and distributors, large private fleet owners and smaller end users. We also sell manufactured products directly to many of these end users, including fleet owners, truck dealers and distributors and steamship companies. Our sales of container chassis to leasing companies slowed substantially during the last fiscal year.

      Sales to Trac Leasing and Flexi-Van Leasing represented 20% and 6%, respectively, of the Truck Body/Trailer Division's sales for the fiscal year ended March 31, 2001. In comparison, Trac Leasing and Flexi-Van Leasing represented 38% and 17%, respectively, of Truck Body/Trailer Division sales for the fiscal year ended March 31, 2000. While sales to leasing companies decreased during the most recent fiscal year, Truck Body/Trailer Division direct sales to end users increased from 45% of division sales in the fiscal year ended March 31, 2000 to 74% in the fiscal year ended March 31, 2001. The most significant end-user customer in the fiscal year ended March 31, 2001 was Maersk, which represented 19% and 4% of the Truck Body/Trailer Division's revenue during the fiscal years ended March 31, 2001 and 2000, respectively. Other than Trac Leasing, Flexi-Van Leasing and Maersk, no customer accounted for more than 10% of our revenues during the 2000 and 2001 fiscal years.

      Critical Components Division

      The Critical Components Division operates under long-term agreements with, and is a "Preferred Vendor" of, Pratt & Whitney Canada as well as other aerospace manufacturers. Other customers include national energy laboratories, nuclear waste storage facilities and the military. Sales to Pratt & Whitney Canada, Transnuclear, Inc. and NAC International, Inc. represented 38%, 13% and

10% respectively, of the Critical Components Division's sales for the fiscal year ended March 31, 2001. Our preferred supplier agreement with Pratt & Whitney expires in the second quarter of our 2001 fiscal year. We are currently negotiating with Pratt & Whitney to renew our preferred supplier arrangement. Transnuclear, Inc., University of California and Spincraft, a Standex Co., represented 43%, 22% and 10% respectively, of the Critical Components Division's sales for the fiscal year ended March 31, 2000.

Competition

      Truck Body/Trailer Division

      Our Truck Body/Trailer Division operates in highly competitive markets. We compete on the basis of product performance, quality, durability, reliability, and customer relationships. With respect to container chassis, shipping costs can substantially impact purchasing decisions and, correspondingly, competition tends to be geographical. We face competition from Hyundai Motor Co. (Mexico), Heil Trailer International, Galion Dump Bodies, Inc. and other large transportation equipment manufacturers.

      Critical Components Division

      Our Critical Components Division competes with a wide range of companies in the aerospace, military, nuclear and industrial markets on the basis of adherence to low- or zero-tolerance specifications, product performance, reliability and customer relationships. We face competition from British Nuclear Fuels plc and Westinghouse Electric Co. in the nuclear market, ABB, the Fabricated Products Division of Ionics, Inc., Precision Components Corporation and Westinghouse in the industrial market for precision-machined metal components, and in the Canadian aerospace market with Sider-Tech Ltee, Cross & Associates Manufacturing Inc., Aero Machining Ltd., Harrington Tool & Die Inc. and Strite Industries Ltd., as well as with many other companies in the United States aerospace market.

Product Warranties and Sales Terms

      As is common in our industries, we provide limited product warranties covering replacement or repair of defective parts or workmanship for a specified period of time following the date of sale. Additionally, customers and end-users may receive warranties from the suppliers of components incorporated into the final manufactured products. We offer extended term sales to some of our dealers.

Regulation

      Truck Body/Trailer Division

      Truck trailer length, height, width, gross vehicle weight and other specifications are regulated by the National Highway Traffic Safety Administration and individual states. Changes and anticipated changes in these regulations may impact demand for new trailers, thereby contributing to industry cyclicality. We are also governed by a variety of regulations established by various federal, state and local agencies governing such matters as employee safety and working conditions, environmental protection and other activities.

      Critical Components Division

      Our Critical Components division operates under regulations of a number of governing bodies relating to standards and specifications of products produced by the Division. We manufacture products for the aerospace, nuclear, defense and industrial markets and adhere to the following regulations and standards:
Association of Mechanical Engineers, ISO 9002, Department of Defense, Department of Energy, U.S. military requirements and any standard drawings and specifications relating to the requirements of original equipment manufacturer
(OEMs).

Environmental Matters

      We are subject to federal, state and local laws and regulations relating to our operations, including building and occupancy codes, occupational safety and environmental laws, including laws governing the use, discharge and disposal of hazardous materials. Except as otherwise described below, we are not aware of any material non-compliance with any such laws and regulations.

      On March 16, 1999 we entered into a Stipulation of Settlement with the New Jersey Department of Environmental Protection (NJDEP) by which we, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. The initial installment of $95,000 was paid December 31, 1999. The Stipulation of Settlement provided for a second payment of $95,000 in June 2001, which we did not pay but plan to pay in the future. Under the Stipulation of Settlement, failure to make a payment constitutes a final administrative order which NJDEP considers enforceable in a summary action as to the balance of the unpaid penalty. We are currently cooperating with NJDEP to finalize a mutually acceptable revision of the payment plan. As part of the settlement, NJDEP has:
(1) withdrawn and settled all alleged emission violations of air volatile compounds ("VOCs") by us dating from the initiation of our predecessor business in 1992 through February 28, 1999; and (2) has granted us a new VOC permit that substantially increases allowable VOC emissions. As required under the new VOC permit, we have developed a computer program to track VOC emission data. Such data are periodically reconciled with purchasing and production data. At current rates of production, all VOC emissions are within permit limits.

      Our New Jersey facility is subject to the New Jersey Industrial Site Recovery Act ("ISRA"). Pursuant to ISRA, in 1997 we began an investigation to determine whether environmental contamination may be present at the facility. Environmental contamination may require testing and possibly remediation, which could have a material adverse effect on us.

      In March 1998, we performed soil and sediment sampling throughout our New Jersey facility. The sampling results were within NJDEP compliance limits except for certain metals detected in soil around certain roof downspouts. We have engaged a contractor to perform additional sampling at these locations, the results of which have been forwarded to NJDEP. NJDEP and the Company are presently reviewing results generated January 31, 2001. If these results indicate levels of metals higher than allowed, additional investigations may be necessary or remedial action including removal and replacement of affected soil may be needed. The cost of such additional investigation or action, if necessary, is not expected to be material to our financial position.

      There can be no assurance that additional investigations will not reveal additional environmental regulatory compliance liabilities, nor can there be any assurance that health-related or environmental issues will not arise in the future and, if so, that they will not have a material adverse impact on our financial position or results of operations.


Employees

      As of March 31, 2001, we have 1,002 full-time employees of whom five are officers, 62 are managers, 84 are supervisors, 106 are administrative personnel and 745 are production workers.

      We are currently in litigation with the National Labor Relations Board before the Sixth Circuit Court of Appeals in Cincinnati, Ohio to determine whether certain of our Truck Body/Trailer Division employees will be represented under a collective bargaining agreement. See "Item 3. Legal Proceedings."

      Factory workers at our Critical Components Division facilities in Canada are represented by two labor unions under collective bargaining agreements which expire in September 2001 and November 2002.

      We consider our overall relationship with our employees to be good.

Patents and Trademarks

      We do not consider patents material to our business, but when necessary in the ordinary course, we seek patent and trademark protection. We value our trademarks and brands and seek trademark protection when necessary.

Item 2. Properties

      We own or lease eight manufacturing plants and three other facilities, as described below.

      Truck Body/Trailer Division

      o We lease a 182,000 square foot factory complex on 22 acres in Hillsborough, New Jersey on a triple-net basis. Currently we use approximately 2,500 square feet for administrative offices and the balance for manufacturing and warehousing. The site surrounding the plant is primarily used for storing chassis, inventory and employee parking. The lease covering our Hillsborough facility provides for a five-year initial term, which expires in January 2003, and is renewable at our option for four successive, five-year renewal terms, at an annual base rent of $600,000 for the initial term, subject to an increase during each renewal term equal to the percentage increase in the Consumer Price Index over the immediately preceding five-year term. We have the option, exercisable during the initial term of the lease, to purchase the facility and land for a cash purchase price of $6.5 million, provided we are not then in default under the lease.

      o We lease a 64,000 square foot manufacturing facility located on five acres of property in Sonora, Mexico. The lease provides for a six-year term, which expires July 2004, at an annual rent of $289,000. Standard has the option to purchase the land and facility at the end of the fifth year for a price not to exceed $1.5 million. We also own seven acres of land adjacent to our leased premises in Sonora, Mexico.

      o We own a 140,000 square foot manufacturing facility located on 21 acres in Ivel, Kentucky. Approximately 10,000 square feet of this facility is utilized as administrative office space.

      o We own a 120,000 square foot manufacturing facility located on 25 acres in Oran, Missouri. We utilize 105,000 square feet of the facility for manufacturing purposes. The remaining 15,000 square feet is used for administrative, office and storage space. Additionally, we leased 60,000 square feet of manufacturing space on 13 acres in Morley, Missouri, between July 2000 and May 2001. The lease was a month-to-month, triple-net lease with monthly installments of $15,000.

      Critical Components Division

      o We own 65 acres in Westminster, Massachusetts. Manufacturing facilities at this location total approximately 165,000 square feet.

      o We own a 27,000 square foot manufacturing facility in St. Leonard, Quebec. We also lease an additional 6,500 square feet of manufacturing space adjacent to this facility. The five-year lease expires in December 2005 with a base annual rent of approximately $22,000 plus expenses.

      o     We own a 40,000 square foot manufacturing facility in Anjou, Quebec.

      o We lease a 27,000 square foot manufacturing facility in Knoxville, Tennessee, of which approximately 12,000 square feet is dedicated to office operations. The primary lease agreement has three amendments with an annual rent of approximately $115,000. The primary lease has a three-year term and expires on December 31, 2002, with the amendments expiring at an earlier date.

      o We lease approximately 1,000 square feet of space in Wilmington, Delaware, at an annual rent of $13,000, that houses administrative offices of the Critical Components Division. The lease expires in January 2004.

      Corporate Offices

      o We lease 4,100 square feet of executive office space in New York City for an annual rent of $193,000. The lease expires on September 25, 2003.

      o We lease 4,200 square feet of office space in Hillsborough, New Jersey for an annual rent of $78,000. The lease expires on February 28, 2002. This space houses various corporate and subsidiary financial functions.

Item 3. Legal Proceedings

      From time to time the company is named as a defendant in various lawsuits, none of which is expected to have a material adverse effect on Standard's business, financial position or results of operations, except as described below.

      In connection with the Ranor acquisition, we arbitrated a dispute arising from Ranor's misrepresentation, in the asset purchase agreement, in connection with its financial statements. As a result of the arbitration, the asset purchase price was reduced by $750,000.

      We are subject to the New Jersey Industrial Site Recovery Act, pursuant to which we have agreed to investigate and possibly remediate environmental contamination that may be present at our New Jersey facility. The cost of any required remediation determined to be necessary is not expected to be material but could prove to be substantial and, in such case, could have a material adverse affect on our business, financial position or results of operations. See "Business--Environmental Regulation."

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001, and intend to make voluntary monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our credit facility. Our financial statements include approximately $1.3 million for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

      On March 1, 2001, in the United States Court of Appeals for the Sixth Circuit, we filed a Petition for Review of an order of the National Labor Relations Board ("NLRB") ruling that 18 employees at our facility in Ivel, Kentucky are to be represented under a collective bargaining agreement. The matter is currently pending before the Sixth Circuit Court of Appeals in Cincinnati, Ohio. If the Sixth Circuit rules in favor of the NLRB, the employees will be reinstated with back pay.

      On June 22, 2001, the United States District Court for the Eastern District of Wisconsin entered a judgment of $570,000 against our subsidiary R/S in a suit brought by a former distributor with whom R/S terminated its relationship in September 1999. On July 3, 2001 we filed a motion with the court seeking judgment in our favor as a matter of law notwithstanding the verdict and filed a motion for a new trial, arguing that the evidence adduced at trial does not support the jury's verdict. In our motion for a new trial, we requested that the court, in the alternative, reduce the amount of the jury's verdict to a figure reasonably supported by the evidence. The court has yet to rule on our motions. We believe that our position is meritorious and intend to vigorously defend our interests in this matter.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of our Common Stock and Senior Convertible Redeemable Preferred
Stock

      Our common stock and 8 1/2% Senior Convertible Redeemable Preferred Stock ("Preferred Stock") are traded on the American Stock Exchange under the symbols "AJX" and "AJX.PR" respectively. The following table sets forth (in dollars per share) the high and low sale prices for our common stock and our Preferred Stock for each quarterly period from April 1, 1999 through March 31, 2001.

                                                     Common Stock      Preferred Stock
                                                     ------------      ---------------

                                                    High       Low     High       Low
                                                    ----       ---     ----       ---
      Fiscal Year 2000
         Quarter ended June 30, 1999               18.375     8.500   18.375     9.000
         Quarter ended September 30, 1999          19.500     9.375   19.375    10.750
         Quarter ended December 31, 1999           11.875     7.375   12.500     9.250
         Quarter ended March 31, 2000               9.500     6.625   10.750     8.250
      Fiscal Year 2001
         Quarter ended June 30, 2000                8.750     4.250   10.750     7.750
         Quarter ended September 30, 2000           7.625     5.500    9.688     8.313
         Quarter ended December 31, 2000            6.438     0.875    8.750     2.000
         Quarter ended March 31, 2001               2.438     1.063    4.500     2.750

Holders

      As of June 30, 2001 our common stock and Preferred Stock was held by approximately 46 and 16 holders of record, respectively.

Dividend Policy

      The holders of our Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per year, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, we have paid all required dividends on the Preferred Stock with cash generated from operations with the exception of the dividends for the three quarters ended December 31, 2000, March 31, 2001 and June 30, 2001. The cumulated arrearage at March 31, 2001 was $578,000 and as of June 30, 2001 was $867,000. If Standard is in arrearage on dividend payments for four or more quarters, the holders of our Preferred Stock are entitled to appoint two directors to Standard's board of directors.

      The annual dividend requirement on our Preferred Stock is $1,155,000. During the quarter ending December 31, 2000, we suspended payment of the quarterly dividend of $289,000 on the Preferred Stock. Unpaid dividends on the Preferred Stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Further, we will need approval of our senior lenders to resume payment of dividends on the Preferred Stock.

      We have not paid dividends on our common stock to date. The future payment of dividends is subject to the discretion of the Board of Directors. Moreover, our senior secured credit facility contains restrictions on our ability to pay dividends. The current intention of the Board is to retain all earnings, other than Preferred Stock dividends, for use in our business. Accordingly, we do not currently expect to pay dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

      In April 2000, we acquired all of the outstanding capital stock of Airborne and Arell. In exchange for advisory services relating to these acquisitions, we issued an aggregate of 120,000 shares of our common stock to Redstone Advisors, a partnership of which William Merker (one of our directors) and Redstone Capital Corporation (a corporation owned by Andrew Levy, a 10% beneficial owner of Standard's common stock, and certain of his affiliates) are principals. The issuances were pursuant to exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuances did not involve any public offering.

      We issued James F. O'Crowley, III 100,000 shares of restricted common stock on March 23, 2001, valued at $120,000 on such date, in connection with our compensation of Mr. O'Crowley pursuant to his employment agreement. See "Item
11. Executive Compensation." The issuance was pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, because the issuance did not involve any public offering.

Item 6. Selected Financial Data

      The following table sets forth for the periods indicated selected historical financial information of Standard. The information for the fiscal years ended March 31, 1999 and March 31, 2000 reflects the consolidated results of Standard including Ajax, R/S, CPS and Ranor, from the date each of such companies was acquired by Standard through the respective fiscal year ends. The information for the fiscal years ended March 31, 2001 reflects the consolidated results of Standard including Ajax, R/S, CPS, Ranor, for the full year and Airborne, Arell and TPG from the date each of such companies was acquired by Standard through the respective fiscal year ends. The information contained in the table has been derived from audited financial statements. The selected historical financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, "Item 7B. Risk Factors That May Affect Future Results," the audited consolidated financial statements (and notes thereto) and other financial and statistical information of Standard appearing elsewhere in this report.

Selected Income Data

                                                                           Year Ended March 31,
                                                                    ----------------------------------
                                                                        2001        2000       1999
                                                                     ---------    --------   -------
                                                                    (thousands, except per share data)
      Revenues, net ..............................................   $ 137,351    $ 159,476  $  75,452
      Selling, general and administrative ........................      21,816       14,273      6,613
      Operating income ...........................................       1,240       14,647      7,841
      Interest expense ...........................................      11,927        5,045      1,813
      Income (loss) before income taxes ..........................     (11,051)       9,352      5,748
      Net income (loss) before accounting change..................      (9,504)       5,397      3,482
      Accounting change ..........................................        (711)          --         --
      Net income (loss) ..........................................   $ (10,215)   $   5,397  $   3,482
                                                                     =========    =========  =========
      Preferred stock dividend ...................................   $   1,155    $   1,160  $   1,173
                                                                     =========    =========  =========
      Basic net income per share .................................   $   (3.06)   $    1.17  $    0.69
                                                                     =========    =========  =========
      Diluted net income per share ...............................   $   (3.06)   $    1.11  $    0.69
                                                                     =========    =========  =========
      Basic weighted average number of common shares outstanding .       3,716        3,623      3,356
      Diluted weighted average number of common shares outstanding       3,716        4,867      3,356


Selected Balance Sheet Data

                                                 As of Ended March 31,
                                             -------------------------------
                                               2001        2000      1999
                                             ---------   --------- ---------
      Cash and cash equivalents ..........   $     857   $   3,136 $   3,686
      Accounts receivable, net ...........      10,620      25,217     7,032
      Inventory ..........................      32,052      20,602    13,466
      Property and equipment, net ........      44,891      38,724    19,975
      Intangible assets, net .............      60,538      44,151    29,000
      Current liabilities (excluding debt)      36,516      32,086    13,717
      Total debt .........................      95,641      68,261    32,819
      Stockholders' equity ...............      26,451      36,918    30,916
      Working capital ....................     (78,877)     15,008     9,430

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the financial condition and results of operations of Standard Automotive Corporation should be read together with the consolidated financial statements and notes thereto included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Standard Automotive's actual results may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, such as those set forth under "Item 7B - Risk Factors That May Affect Future Results."

Overview

      General

      Standard Automotive manufactures and sells trailer chassis, dump truck bodies, specialty trailers and related assemblies for use in the North American transportation industry, as well as precision-machined components for use in the aerospace, nuclear, defense and industrial markets in North America. Our business is currently operated through two divisions, the Truck Body/Trailer Division and the Critical Components Division. The markets we serve, particularly the U.S. truck trailer industry, are cyclical. During the 2000 calendar year, the U.S. truck trailer industry experienced a significant decrease in the number of truck trailer units shipped overall.

      We commenced operations in 1998 with the acquisition of the trailer chassis business of our Ajax Manufacturing Co., Inc. subsidiary and since then have expanded our operations primarily through acquisitions. Our acquisitions have been accounted for using the purchase method of accounting and as a result we have recorded significant intangible assets relating to goodwill totaling $30 million, $16 million and $21 million, respectively, for the fiscal years ending March 31, 1999, 2000 and 2001. Accordingly our financial results reflect increasing amortization of intangible assets over the periods disclosed. Our results reflect the operations of acquired businesses from the respective dates of their acquisition and therefore may not be directly comparable to our results for prior periods.

      Our acquisitions have been financed principally through the incurrence of senior indebtedness and, to a lesser degree, through the issuance of subordinated indebtedness and preferred stock. As of March 31, 2001, we had an aggregate of approximately $96 million of debt, $91 million of which had been incurred under our senior secured credit facility. Accordingly, our results throughout the periods presented reflect increasing expenses associated with interest and principal payments on acquisition-related indebtedness.

      During the fiscal year ending March 31, 2001, we incurred net losses of approximately $10.2 million. In December, 2000 we notified the agent under our senior secured credit facility that we were not in compliance with certain financial covenants under the credit facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 and $4.2 million under the credit facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. As of June 30, 2001, we were also in default in interest payments totaling approximately $548,000 in respect of convertible subordinated notes issued to finance the acquisition of our Ranor subsidiary. We expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million under the senior secured credit facility on the next payment date of September 30, 2001.

      We are currently unable to meet our payment obligations under the credit facility and will be unable to achieve compliance with the terms of the credit facility absent additional equity or debt financing, restructuring of the terms of the credit facility or a combination of such financing and restructuring. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. Due to our current condition of default, our entire long-term debt has been reclassified to current liabilities.

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001, and intend to make voluntary monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our credit facility. Further, the IRS has the statutory authority to impose penalties which could be material.

      In light of our recent history of losses and the unavailability of additional acquisition financing, we have shifted our strategic emphasis from growth through acquisitions to growth and management of our current core businesses. Notwithstanding our strategic initiatives, we cannot provide any assurance that the company will achieve or sustain profitability in the future.

      Acquisitions

      In April 2000, we acquired all of the outstanding capital stock of Airborne and Arell. The consideration paid for Airborne during the quarter ended June 30, 2000 was approximately $12.6 million, including acquisition-related expenses of $300,000, of which approximately $12.3 was paid in cash to the sellers at closing. The consideration paid for Arell during the quarter ended June 30, 2000 was approximately $8.8 million including acquisition-related expenses of $200,000, of which approximately $8.6 million was paid in cash to the sellers at closing. To the extent that Airborne and Arell generate a cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least Cdn. $9 million in any of the three years following the date of acquisition, the former owners are entitled to receive earn out payments in respect of that year. In the event that all EBITDA targets are achieved in the three years following the closing, these payments would total an additional Cdn. $8 million.

      As of March 31, 2001, Airborne and Arell have achieved the cumulative earnings targets and as a result the purchase price has been adjusted. Additionally, to the extent that Airborne and Arell generate cumulative EBITDA of at least Cdn. $31,500,00, in any of the three years following the date of acquisition, the former owners are entitled to secure 20% of the EBITDA in excess of Cdn. $31,500,000. We recorded goodwill in connection with the Airborne and Arell transactions of approximately $8.0 million and $6.5 million, respectively.

      On July 1, 2000, we entered into a 12 month operating lease agreement with Wheeler Steel Works, Inc. and Wheeler Truck Equipment, Inc. (collectively "Wheeler") to utilize their production facility. The lease called for 12 monthly installments of $15,000 with a purchase option available at its expiration. The lease was terminable at our sole discretion upon 30 days notice. Upon termination, we were required to provide Wheeler net assets with a book value of $144,000. Included in this lease is the obligation for us to fund the monthly payments of all the outstanding debt of Wheeler. Should we decide to exercise the purchase option, all loan payments made on behalf of Wheeler were to be considered as a reduction of the purchase price. As of March 31, 2001, we determined not to exercise the option to purchase the facility. In connection with this decision, we recorded a one time charge of $456,000. Finally, we incurred an additional $693,000 of losses relating to this transaction.

      On August 1, 2000, we acquired substantially all of the assets of Better Built, a manufacturer of trailers and hoists for the waste transportation industry. The consideration paid for the assets was approximately $660,000, of which approximately $110,000 was recorded as goodwill.

      On August 31, 2000, we acquired all of the capital stock of TPG. The consideration paid for TPG was approximately $3,322,000 consisting of a $3,000,000 payment to the seller, subject to final adjustment, as well as acquisition-related expenses of approximately $322,000. As part of the agreement the seller agreed to deliver $1 million of net book value at the closing. We decided that such amount was not delivered. The seller settled the matter by waiving its future rights. The acquisition has been accounted for as a purchase. During March 2001, we recorded a charge of $966,000 related to the writedown of certain amounts due from the seller.

      Change in Accounting Policy

      Prior to January 1, 2001, we recognized revenue on sales of truck chassis manufactured by an operating entity in our Truck Body/Trailer Division using the "bill and hold" method of accounting. We employed this method because, based on the customer's request, we manufactured and segregated truck chassis for delivery based on the customers predetermined needs. We believe these arrangements met all of the requirements of Staff Accounting Bulletin, Revenue Recognition Financial Statements ("SAB 101") regarding "bill and hold" sales. In the fourth quarter of fiscal 2001, we changed our accounting policy for revenue recognition with respect to these sales to record revenue after receipt of the chassis by the customer. The administrative effort to maintain the former policy was too burdensome and not cost effective for us as well as our customers and accordingly we will recognize revenue on these types of sales when the customer takes physical possession of the chassis. The effect of the change in fiscal 2001 was to decrease revenue "bill and hold" sales recognized in fiscal 2001 prior to the change and to increase revenues as a cumulative adjustment for "bill and hold" sales recognized in fiscal 2000. These changes increased fiscal 2001 revenues by $8,511,000, net income by $562,000, and earnings per share by $0.15. The net effect of the change related to fiscal 2001 beginning retained earnings of $(711,000) and $(0.19) earnings per share has been reflected as a cumulative change in the accompanying consolidated statements of operations.

      Recently Issued Accounting Pronouncements

      In June 2001 the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. Statement 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for us beginning April 1, 2002 and have certain transition rules that require us to obtain independent appraisals of certain of its operating units, which must be completed within six months from adoption.

      During December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Bulletin No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues.

      Revenue Recognition

      Revenue under long-term contracts in the Critical Components Division is recognized using the percentage-of-completion method of accounting. Costs include value-added raw materials, direct engineering and manufacturing costs, applicable overheads, and special tooling and test equipment. Revenues and earnings on uncompleted contracts are based on our estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Management evaluates each contract to determine the best indication of completion. Such indicators could be cost incurred, labor incurred or units shipped. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Progress billings are made according to the terms of the contract.

Results of Operations

      The following table sets forth, for the indicated periods, certain consolidated operating data expressed in dollar amounts and as a percentage of consolidated net revenues. The fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 reflect the consolidated results of Standard including Ajax, R/S, CPS, Ranor, Airborne, Arell and TPG from their respective dates of acquisition.


                                                                       Year Ended March 31,
                                            -------------------------------------------------------------------
                                                     2001                    2000                   1999
                                            --------------------   --------------------   --------------------
      Revenues, net .....................   $ 137,351      100.0%  $ 159,476      100.0%  $  75,452      100.0%
      Cost of revenues ..................     111,434       81.1     129,090       80.9      59,954       79.5
      Selling, general and administrative      21,816       15.9      14,273        8.8       6,613        8.9
      Amortization of intangible assets .       2,861        2.1       1,466        0.9       1,044        1.4
                                            ---------      -----   ---------      -----   ---------      -----
      Operating income ..................       1,240        0.9      14,647        9.2       7,841       10.4
      Other income (expense) ............     (12,291)       8.9      (5,295)      (3.3)     (2,093)      (2.8)
                                            ---------      -----   ---------      -----   ---------      -----
      Income (loss) before provision for
        taxes ...........................     (11,051)      (8.0)      9,352        5.9       5,748        7.6
      Provision (benefit) for income
        taxes ...........................      (1,547)      (1.1)      3,955        2.5       2,266        3.0
      Net income (loss) before
        accounting change ...............     (9,504)       (6.9)      5,397        3.4       3,482        4.6
      Accounting change .................       (711)       (0.5)         --         --          --         --
                                            ---------      -----   ---------      -----   ---------      -----
      Net income ........................   $(10,215)       (7.4)% $   5,397        3.4%  $   3,482        4.6%
                                            =========      =====   =========      =====   =========      =====


      Comparison of Year Ended March 31, 2001 to Year Ended March 31, 2000

      Net Revenues. Net revenues in fiscal 2001 were approximately $137.4 million, a decrease of 13.9% from fiscal 2000 revenues of approximately $159.5 million. Net revenues for our Truck Body/Trailer Division decreased from approximately $139.8 million to approximately $94.4 million, a decrease of 32.5%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries, which was in turn attributable to higher interest rates and increased fuel prices as well as reduced purchasing activities by our customers. Additionally, sales in the Truck Body/Trailer Division increased $8.5 million because of our change in accounting policy relating to "bill and hold" transactions. The decrease in net revenues in our Truck Body/Trailer Division was partially offset by higher net revenues in our Critical Components Division due to the inclusion of Airborne, Arell and TPG, which were acquired during the fiscal year. As a result of acquisitions, the Critical Components Division contributed 31.2% of revenues in fiscal 2001 versus 13% in fiscal 2000. While our Critical Components Division experienced overall growth of 115%, net revenues at our Ranor subsidiary decreased from approximately $20.0 million to $18.8 million, a decrease of 6%, primarily due to reduced demand for nuclear canisters.

      Cost of Revenues. Cost of revenues for fiscal 2001 decreased to approximately $111.4 million, or 81.1% of net revenues, from $129.1 million, or 81% of net revenues, in fiscal 2000, principally because of lower demand for our Truck/Trailer Division products. The consolidated cost of revenue ratio remained relatively constant, with increased Critical Components Division product sales, principally at our Canadian subsidiaries, which generally carry lower costs, relative to selling prices, offsetting the higher cost products at our Truck/Trailer Division, where volume declined year to year.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $21.8 million during fiscal 2001, an increase of 54% from the $14.2 million incurred during fiscal 2000. Selling general and administrative expense as a percentage of net revenue increased to 15.9%, up from 8.8% for the comparable period in 2000. The increase resulted from our expansion into product lines with higher selling and administrative expenses and also higher corporate oversight expense. Additionally, we experienced a time lag between the decreases in revenues attributable to cost-reduction programs in our Truck Body/Trailer Division and the anticipated favorable effects from those programs. Selling, general and administrative expense also increased by a $966,000 change relating to the write-down of an asset acquired in The Providence Group acquisition. Finally, during the year we incurred approximately $1.0 million relating to banking and business development activities.

      Interest Expense. Interest expense increased to $11.9 million in fiscal 2001 from $5.0 million during fiscal 2000. This increase reflects a combination of higher debt incurred to finance the acquisitions of Airborne and Arell, the effect of increased interest rates and the inclusion of approximately $1.3 million of interest expense relating to federal excise taxes.



      Comparison of Year Ended March 31, 2000 to Year Ended March 31, 1999

      Net Revenues. Net revenues in fiscal 2000 were $159,476,000, an increase of 111% from Fiscal 1999 revenues of $75,452,000. The increase reflects sales from our chassis manufacturing facility in Sonora, Mexico, which commenced operations in April 1999, nine months of ownership of Ranor and a general improvement in the trailer industry. The Mexican facility represented 27% of total Fiscal 2000 revenue while R/S, CPS and Ranor contributed 20%, 14% and 13%, respectively.

      Cost of Revenues. Cost of revenues for fiscal 2000 increased to approximately $129.1 million, or 81% of net revenues, from approximately $60.0 million, or 79% of net revenues, in fiscal 1999. Cost of revenues as a percentage of net revenues increased slightly during fiscal 2000, as a more favorable cost mix associated with the products of R/S, CPS and Ranor was offset by the start-up expenses resulting in lower margins at our Mexican facility.

      Selling General and Administrative Expenses. Selling, general and administrative expenses were approximately $14.3 million during fiscal 2000, an increase of 116% from the $6.6 million incurred during fiscal 1999. Selling, general and administrative expenses were 9% of sales for each of the periods. During fiscal 2000, we experienced higher corporate oversight expenses which were offset by generally more favorable sales-to-expense ratios at our manufacturing locations.

      Interest Expense. Interest Expense increased to $5.0 million in fiscal 2000 from $1.8 million during fiscal 1999, reflecting debt incurred in pursuing our acquisition and internal growth strategies.



Liquidity and Capital Resources

      We have historically funded our operations and capital expenditures through cash flow generated by operations, from borrowings under our senior credit facility and, to a lesser extent, through the incurrence of subordinated indebtedness, capital lease transactions and the issuance of common and preferred stock.

      Our cash position as of March 31, 2001 was $857,000 a decrease of approximately $2.3 million from our cash and cash equivalents at March 31, 2000 of approximately $3.1 million. This decrease was due to cash provided by operating and financing activities of approximately $3.7 million and $24.9, respectively, offset by cash used in investing activities of approximately $30.8 million.

      We generated approximately $3.7 million of cash in operating activities during fiscal 2001 compared to $3.8 million during fiscal 2000. The cash generated in operating activities during fiscal 2001 primarily reflects the net loss of approximately $10.2 million, offset by approximately $13.9 million of depreciation and amortization, collection of receivables and other operating activities.

      Net cash used in investing activities was $30.8 million during fiscal 2001 as compared with $31.1 million during the prior year. The cash used in investing activities during fiscal 2001 was primarily for the acquisitions of Airborne, Arell and TPG, while the prior year principally reflected the acquisition of Ranor. The cash generated by financing activities during 2001 principally reflects the financing for the acquisitions of Airborne and Arell. The cash generated by financing activities for the twelve months ended March 31, 2000 was primarily from the increase in our credit facility used to finance the acquisition of Ranor. In April 2000, we acquired Airborne and Arell. The funding to complete the acquisitions was obtained through an increase in our credit facility. In addition to financing the acquisitions of Arell and Airborne, the credit facility was used to finance capital expenditures, and to provide additional working capital.

      Our cash position as of June 29, 2001 was approximately $1.1 million. Excluding payment obligations in respect of indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, as discussed below, we believe that cash on hand, together with cash provided from operations, would be sufficient to fund our operations through March 31, 2002. Our existing cash, together with cash generated from our operations will not be sufficient to fund our current obligations in respect of our senior indebtedness, subordinated indebtedness, preferred stock dividends and payment obligations under earn-out arrangements relating to acquired businesses. We are currently in default under our credit facility and are unable to borrow thereunder to fund our operations and other obligations.

      At March 31, 2001, we had $95.6 million in total debt outstanding, consisting of an outstanding revolving loan of $20.0 million, term loans of $71.0 million and subordinated notes to the prior owners of Ranor of $4.6 million. At March 31, 2001, we also had other debt of $79,000. Due to continuing conditions of default described below, the entire $95.6 million of outstanding debt has been reclassified, for reporting purposes, from long-term debt to current liabilities.

      Our senior secured credit facility, as amended on April 25, 2000, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the credit facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2001. However, we did not make the March 2001 principal payment of $1.3 million or the June 2001 principal payment of $1.6 million.

      All amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. In addition, the credit facility imposes significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, make loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our credit facility contains covenants regarding the maintenance of certain financial ratios.

      We are currently in default of certain financial covenants under our credit facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the credit facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of September 30, 2001. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. We are currently operating under the terms of a forbearance agreement pursuant to which the lenders under our credit facility have agreed to forbear enforcing their rights under the credit facility for a period ending on July 17, 2001. Under the terms of the forbearance agreement, we have agreed with our lenders, among other things, that, in exchange for their forbearance, we will not request any additional loans under the credit facility, pay any dividends on our preferred stock, pay any principal or interest on our subordinated debt or make any payments in respect of earn-out obligations relating to acquisitions. As a result of our defaults under the credit facility, interest on the entire unpaid principal and interest of $92.5 million, as of March 31, 2001, is accruing interest at default rates having a weighted average of 10.75% per annum.

      While we believe that we are currently in compliance with the terms of the forbearance agreement, failure to observe or perform one or more covenants under our credit facility not covered by the forbearance agreement, or failure to observe or perform the covenants of the forbearance agreement itself, at any given time will require us to obtain a waiver or consent from the lenders, or refinance our credit facility. In addition, the forbearance agreement only prohibits the lenders from exercising their rights in respect of specified defaults for a period ending on July 17, 2001. If we are unable after the term of the forbearance agreement to comply with the covenants of the credit facility, including bringing our payment obligations thereunder current, our failure to so comply could constitute an event of default under the credit facility and we would be required to obtain a waiver or consent from the lenders, or refinance the credit facility. Such a waiver, consent or refinancing may not be available to us on reasonable terms. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with our accrued interest and certain expenses, to be immediately due and payable and could begin to foreclose on our assets. Our failure to comply with any of these covenants or restrictions could also limit our ability to obtain future financings.

      The terms on which we sell our products vary by operating company, but generally provide for payment within 30 days.

      Capital expenditures were $3.8 million in fiscal 2001 compared to approximately $4.0 million in fiscal 2000. Capital expenditures incurred during fiscal 2001 were primarily for the purchase of production equipment and computer software to maintain our current plant capacity. We expect that capital expenditures during the fiscal year ending March 31, 2002 will not exceed those of the preceding year.

      The annual dividend requirement on our preferred stock at March 31, 2001 is $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Further, we will need the approval of the lenders under our credit facility to resume payment of preferred dividends.

      As of March 31, 2001, we had working capital of approximately $6.5 million prior to the reclassification of $86.5 million of long-term debt to current liabilities. Excluding payment obligations in respect of indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, management believes that our current working capital position, along with anticipated results of operations, will be sufficient to allow us to fund our working capital requirements for at least the next twelve months. This assessment is dependent upon the successful outcome of the negotiations with the lenders under our credit facility and with the Internal Revenue Service with respect to our outstanding excise tax liabilities.

      In April 2000 we acquired all of the outstanding capital stock of Airborne and Arell. Under the terms of those acquisition agreements, we agreed to pay approximately $5.1 million in the event that certain earnings targets were achieved during the three years following the acquisition. Accordingly, we accrued a liability of approximately $2 million for the fiscal year ended March 31, 2001, representing the portion of the earnout attributable to that year. Airborne and Arell met their earnings targets for the fiscal year ended March 31, 2001. However, we are prohibited from paying this amount under the terms of the forbearance agreement with our senior lenders. Additionally, we have also agreed to pay a certain percentage of the earnings of both companies to the extent that their cumulative earnings for the fiscal years ending March 31, 2001, 2002 and 2003 exceed a certain level.

Item 7A. Quantitative and Qualitative Discussions Concerning Market Risk

Interest Rate Risk

      We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of March 31, 2001, we had approximately $91.0 million of prime based debt and accrued interest outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $951,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential decisions which could be taken in response to any of these changes. Furthermore, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

Foreign Currency Exchange Risk

      In April 2000, we acquired Airborne and Arell, both located outside of Montreal, Canada, and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian dollar and/or Mexican peso compared to the U.S. dollar upon currency conversion may affect our financial position and cash flow. As of March 31, 2001, we had not established any programs for hedging against foreign currency losses. Because a majority of our transactions are U.S. based and U.S. dollar-denominated, a hypothetical ten percent change in the value of the Canadian dollar or Mexican peso would not have a material impact on our financial position and cash flow.


Item 7B. Risk Factors That May Affect Future Results

Our auditors have issued a "going concern" audit opinion.

      The auditor's report on our financial statements for the fiscal year ended March 31, 2001 states that because of operating losses and our continued experience of negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern. A "going concern" opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have recently incurred losses which are likely to continue.

      During the fiscal year ended March 31, 2001, we incurred net losses of approximately $10.2 million. Because of the general decline in the trucking industry, our significantly increased interest expense as a result of recent acquisitions and our inability to successfully integrate acquired businesses, these losses are likely to continue, and perhaps increase, during at least a portion of our current fiscal year. In addition, our revenues declined from the year ended March 31, 2000 to the year ended March 31, 2001. We will need to generate additional revenue and achieve cost reductions if we are to regain and sustain profitability. We may not achieve or sustain profitability and our losses may continue to grow in the future. As a result, we may not be able to pursue our business strategy effectively.

We are in default under our senior secured credit facility. If we fail to obtain further forbearance or waivers with respect to these defaults or obtain additional financing to enable us to cure them, then our lenders under the credit facility may foreclose on substantially all of our assets, which would severely impair our ability to operate our business and perhaps require us to seek protection from our creditors.

      We are currently in default under our senior secured credit facility with respect to scheduled interest and principal payments totaling approximately $2.8 million due under the credit facility on March 31, 2001 and with respect to certain financial covenants thereunder. We also failed to pay additional principal and interest payments totaling approximately $4.2 million on June 30, 2001. We expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of September 30, 2001. We are currently operating under the terms of a forbearance agreement pursuant to which the lenders under our credit facility have agreed to forbear enforcing their rights under the credit facility for a period ending on July 17, 2001. Under the terms of the forbearance agreement, we have agreed with our lenders, among other things, that, in exchange for their forbearance, we will not request any additional loans under the credit facility, pay any dividends on our preferred stock or pay any principal or interest on our subordinated debt. As a result of our defaults under the credit facility, interest on the entire unpaid principal and interest at June 30, 2001 of $95.1 million is accruing interest at default rates having a weighted average of 10.75% per annum.

      While we believe that we are currently in compliance with the terms of the forbearance agreement, failure to observe or perform one or more covenants under the credit facility not covered by the forbearance agreement, or failure to observe or perform the covenants of the forbearance agreement itself, at any given time will require us to obtain a waiver or consent from the lenders, or refinance our credit facility. In addition, the forbearance agreement only prohibits the lenders from exercising their rights in respect of specified defaults for a period ending on July 17, 2001. If we are unable after the term of the forbearance agreement to comply with the covenants of the credit facility, including bringing our payment obligations thereunder current, our failure to so comply could constitute an event of default under the credit facility and we would be required to obtain a waiver or consent from the lenders, or refinance the credit facility. Such a waiver, consent or refinancing may not be available to us on reasonable terms. Upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with our accrued interest and certain expenses, to be immediately due and payable and could begin to foreclose on our assets. In that event, our ability to operate our business would be severely impaired and we might be required to seek protection from our creditors to continue our operations.

We need to obtain additional financing, and/or a significant restructuring of obligations under our senior secured credit facility, in order to meet our existing debt obligations and to fund our operations. We may not be able to obtain such additional financing or restructuring. We could experience a change of control as a result of such a financing or restructuring if either of such events occurs. In addition, holders of our common stock and preferred stock may be severely diluted or eliminated entirely in connection with a restructuring transaction or if we become subject to proceedings in respect of protection from our creditors.

      We are currently developing a business plan that will offer a basis for a restructuring proposal that we intend to provide to our creditors that we expect will include additional, new equity or equity-linked financing. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. Events of default under our existing indebtedness, our recent history of losses and the "going concern" audit opinion on our 2001 fiscal year financial statements increase the difficulty of obtaining such additional financing. Any additional financing will require the consent of our senior lenders and, to the extent it contemplates the issuance of shares of preferred stock senior to our existing preferred stock, holders of a majority of the shares of our preferred stock. We may be unable to effectuate a restructuring proposal if we are unable to reach agreement with our creditors or existing preferred stockholders or because we are unable to obtain additional financing. In the event that we obtain additional financing and/or a restructuring of our existing indebtedness, such events could cause a change of control of the company.

      If we are unable to accomplish an out-of-court restructuring, we may seek protection from our creditors. Moreover, it is possible that our creditors may seek to initiate involuntary proceedings against us or against one or more of our subsidiaries in the United States and/or in Canada or Mexico, which would force us to make defensive voluntary filing(s) of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and the success of our proposed restructuring transaction due to both the uncertainty created by foreign creditors' rights laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required. In addition, if we restructure our debt or file for protection from our creditors, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

Restructuring our indebtedness may require us to sell assets. The terms of such sales may not be advantageous and the loss of such assets may harm our ability to operate our business.

      In order to effect a restructuring of our indebtedness we will be required to obtain the consent of the lenders under our credit facility. These lenders may require as a condition of their consent that we dispose of certain assets or businesses and apply the proceeds to reduce our indebtedness to them. In the event that we are required to engage in such sales of assets, we may not be able to negotiate favorable terms and may realize reduced values for such assets. In addition, the loss of the assets that we sell could harm our ability to operate our business.

We currently are, and will continue to be, highly leveraged and subject to substantial restrictions as to our operations.

      As of June 30, 2001, we had $95.6 million of debt outstanding, of which $91.0 million was outstanding under our credit facilities. Due to conditions of default previously described, the entire $95.6 million of outstanding debt was reclassified, for reporting purposes, from long-term debt to current liabilities. To date, a substantial portion of our cash flow has been devoted to debt service. Our ability to make payments of principal and interest on our outstanding indebtedness will be largely dependent upon our ability to raise additional financing, restructure existing indebtedness and on our future operating performance. Even if we are able to obtain additional financing and restructure our existing indebtedness, we will remain highly leveraged. All amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. In addition, our credit facility imposes, and any new or restructured indebtedness will impose, significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, make loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our credit facility contains covenants regarding the maintenance of certain financial ratios. Servicing our debt obligations will significantly reduce the amount of cash available for investment in our businesses and, together with restrictions imposed by the terms of our indebtedness, may cause our results of operations to suffer.

We have recently undergone changes in our management team and cannot assure you that our management team can effectively work together to operate our business.

      In March 2001, our board appointed our new President and Chief Executive Officer. Our new President and Chief Executive Officer has not worked with our remaining management team before and he, and additional managers that he may hire, may not be able to forge effective working relationships with other members of management at the corporate or operating unit levels. In addition, our President and Chief Executive Officer, and any other newly hired managers, will need to learn about our company and the industries in which we operate. If our senior management cannot work together effectively, then our business and strategies will be harmed and we will incur additional costs in seeking and retaining new management personnel.

Even if we are able to secure additional financing, the trading prices of shares of our common stock and preferred stock could decline and our stockholders could experience significant ownership dilution, further depressing the prices of shares of our common stock and preferred stock.

      Any financing that we complete is likely to involve the issuance of our equity securities. If we issue additional equity securities, such issuances may depress the trading prices of our common stock and preferred stock and stockholders may experience significant dilution of their ownership interest. In addition, the newly issued securities may have rights superior to those of our common stock and existing preferred stock. The dilutive effect of these issuances will be increased to the extent our share price declines.

Our stock price has declined and may continue to decline, which could reduce the value of your investment, subject us to litigation, cause us to be unable to maintain our listing on the American Stock Exchange, and make obtaining future equity financing more difficult for us.

      The market prices of our common stock and preferred stock have declined since we completed our initial public offering in January 1998, and it is likely that they will continue to decline. In the past, companies whose stock prices have declined have been the object of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial additional costs for which we are unprepared and it could divert our management's attention and resources.

      Our common stock and preferred stock are each currently listed on the American Stock Exchange (the "Exchange"). The Exchange has broad discretion to suspend a company's securities from trading or to delist a company's securities from the Exchange. The Exchange will consider suspending or delisting the securities of a company if the company sustains losses which are so substantial in relation to its existing financial resources that it appears questionable as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Exchange will also consider suspension or delisting if the aggregate market value of shares of common stock publicly held is less than $1 million, if the number of shareholders is less than 300, if the company has sold or disposed of a substantial portion of its operations, assets or business as a result of foreclosure or receivership, or if the selling price of shares of a company's stock sell at a low price per share for a substantial period of time, among other reasons. If the Exchange should suspend or delist our common stock or our preferred stock, the market for our shares would become significantly less liquid, and the value of your investment would likely decline substantially.

      In addition, the declines in our stock price may have harmed and/or may continue to harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. The occurrence of any of the foregoing would likely have a material adverse effect on Standard and your investment.

We are in arrears on payment of certain federal excise taxes of approximately
      $6.7 million, which has resulted in an additional event of default under our credit facility, and which could subject us to penalties in material amounts.

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001, and intend to make voluntary monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our credit facility. Our financial statements include approximately $1.3 million for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material. If we are unable to negotiate a payment plan with the IRS, or if the IRS imposes statutory penalties on Standard, the IRS could commence proceedings to freeze or foreclose upon our assets, including our bank accounts. In any of those events our business, financial position or results of operations could be materially and adversely affected.

Our quarterly operating results are likely to be subject to substantial fluctuations in the future due to numerous factors, many of which are outside of our control. These fluctuations can make assessing an investment in our securities difficult and depress the trading prices of our securities.

      Our future quarterly operating results are likely to be subject to substantial fluctuations as a result of a variety of factors, including:

      o our ability to restructure our payment obligations under the credit facility;

      o     general economic conditions;

      o the conditions of the trucking, aerospace, defense, nuclear and industrial industries in general;

      o     the collectability of accounts receivables from customers;

      o     further price depression in the industries in which we participate;

      o     our ability to introduce new products and services;

      o     timing of sales;

      o changes in estimates of the cost of completion of long-term contracts;

      o the timing and costs of any acquisitions of services or technologies;

      o     changes in vendor trade terms (payment terms); and

      o     our ability to further cut overhead costs.

Variability in our operating results could have a material adverse effect on our business, financial condition and results of operations, as well as the trading prices of our common and preferred stock.

Our reported revenue numbers may not prove to be comparable to prior or future periods because accounting for our revenues on certain of our long-term contracts requires us to estimate future costs which are uncertain.

      We account for a significant percentage of our long-term contracts at our Ranor and TPG facilities on a percentage-of-completion basis. For the year ended March 31, 2001, Ranor and TPG accounted for approximately 16.7% of our total revenues. This accounting method requires that, for each uncompleted long-term contract, we recognize revenues and earnings based on management's estimates to complete, which are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Accordingly, the revenue we recognize in any given period on such contracts depends to a significant extent on our estimate of the total remaining costs to complete individual projects. As with any estimates, our estimates of costs of completion are subject to numerous risks and uncertainties, including risks of increased costs for, or unavailability of, raw materials, as well as engineering and manufacturing risks in producing products on a timely basis. If in any period we significantly increase our estimate of the total cost to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in that period may not be directly comparable to prior or future periods and in such period and future periods may be significantly reduced. In some cases we may recognize a loss on individual projects prior to their completion.

We have suspended dividend payments that have and will continue to cumulate and we are in default on certain of our subordinated debt.

      The annual dividend requirement on our preferred stock at March 31, 2001 is $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividends and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. In addition, we are in default of interest payments under approximately $4.6 million of convertible subordinated notes issued in connection with our acquisition of our Ranor subsidiary during 1999. We will need the approval of the lenders under our credit facility to resume payment of preferred dividends and payment of interest and principal on our subordinated debt.

Our business is concentrated in industries that are subject to economic cycles.

      A significant portion of our business and business development efforts are concentrated in the trucking, and, to a lesser extent, the aerospace, nuclear, industrial and defense industries. Since March 2000, the U.S. economy has suffered a sharp decline. As demonstrated by our decline in revenues from our Truck Body/Trailer Division in the quarter ending March 31, 2001, many of our customers have substantially curtailed, if not eliminated, significant additional expenditures in these areas. Certain of these developments have already had an adverse impact on our business. A continuation of the current economic environment will likely further adversely affect our business.

The Critical Components Division relies on U.S. government contracts and subcontracts for a substantial portion of its revenues.

      A significant portion of our business and business development efforts are concentrated in industries where the U.S. government is a major customer. Approximately 31.2% of the Critical Components Division's net revenues for the year ended March 31, 2001 were derived directly from contracts with the U.S. government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation for the convenience of the government. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures in the industries in which we operate.

We are dependent on a few customers for a substantial percentage of our revenues.

      Due to the nature of the markets we participate in, including the heavy-duty trailer chassis and container industry and the nuclear waste disposal industry, the available pool of potential customers is limited. For the fiscal year ended March 31, 2001, two customers were responsible for 39% of the sales of Truck Body/Trailer Division and one customer was responsible for 38% of the sales of our Critical Components Division. Our preferred supplier arrangement with this customer expires in the second quarter of our 2001 fiscal year. We are currently negotiating with this customer to renew our preferred supplier arrangement, although we cannot be sure we will be successful in doing so. The loss of any major customer could have a material adverse effect on our business, financial condition and operating results.

We could face additional regulatory requirements, tax liabilities and other risks as a result of our international operations.

      In April 2000, our Critical Components division acquired Airborne and Arell, both based in Canada. In addition, our Truck Body/Trailer Division operates a facility in Mexico. There are risks related to doing business in international markets, such as changes in regulatory requirements, tariffs and other trade barriers, fluctuations in currency exchange rates, more stringent rules relating to labor or the environment, and adverse tax consequences. Furthermore, we may face difficulties in staffing and managing any foreign operations. One or more of these factors could harm any existing or future international operations.

Many of the raw materials we use come from a small number of suppliers.

      A significant portion of our precision machining business depends on the adequate supply of specialty metals and exotic alloys at competitive prices and on reasonable terms. Many of these raw materials may be obtained from a small number of suppliers, and in some cases, a single supplier. Although we have not experienced significant problems with our suppliers in the past, there can be no assurance that such relationship will continue or that we will continue to obtain such supplies at cost levels that would not adversely affect our gross margins. The partial or complete loss of any of our suppliers, or production shortfalls or interruptions that otherwise impair our supply of raw materials, would have a material adverse effect on our business, financial condition and results of operations. It is uncertain whether alternative sources of supply could be developed without a material disruption in our ability to provide products to our customers.

We must comply with strict government and environmental regulations. Both compliance and non-compliance could result in substantial expenses and liabilities.

      Trailer chassis and container length, height, width, gross vehicle weight and other specifications are regulated by the National Highway Traffic Safety Administration and individual states. Historically, changes and anticipated changes in these regulations have resulted in significant fluctuations in demand for new trailer chassis and containers thereby contributing to industry cyclicality. Standard's manufactured chassis are also subject to federal excise taxes, for which we are in substantial arrears. Changes or anticipated changes in these regulations or in applicable tax laws may have a material adverse impact on the Truck Body/Trailer Division's manufacturing operations and sales.

      We are subject to Federal, state and local laws and regulations relating to our operations, including building and occupancy codes, occupational safety and environmental laws including laws governing the use, discharge and disposal of hazardous materials. Except as otherwise described above with regard to air quality regulations, the Company is not aware of any material non-compliance with any such laws and regulations. The Company is a manufacturer of truck trailer chassis and is covered by Standard Industrial Code (SIC) #3715. Companies covered by SIC Code #3715 are among those companies subject to the New Jersey Industrial Site Recovery Act ("ISRA"). Pursuant to ISRA, the Company is conducting an investigation into any environmental "Areas of Concern" ("AOCs") that may be present at the facility. The Company has entered into a Remediation Agreement with NJDEP by which the Company will fulfill its obligations under ISRA. AOCs could require remediation, which could have a material adverse effect on the Company.

      Furthermore, there can be no assurance that additional similar or different investigations will not reveal additional environmental regulatory compliance liabilities, nor can there be any assurance that health-related or environmental issues will not arise in the future or that any such issues will not have a material adverse effect on the Company's operating results and financial position.

We have acquired numerous businesses and we may not be able to successfully integrate them.

      Over the past years, we have made several acquisitions of complementary businesses which we continue to integrate. The growth associated with these acquisitions has resulted in a significant strain on our managerial, financial, engineering and other resources. There can be no assurance that we will be successful in the integration process.

Our largest stockholders could act together to exercise significant control over us.

      As of March 31, 2001, our three largest shareholders, including one director and one former director who are brothers, collectively beneficially owned approximately 51.9% of our outstanding common stock. As a result of this concentration of ownership, these stockholders, should they choose to act together, would be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the company.

Certain anti-takeover provisions could cause harm to our shareholders.

      Our certificate of incorporation and by-laws contain certain provisions that could have the effect of delaying or preventing a change of control of the company, even if such a transaction would be beneficial to our stockholders. For example, our certificate of incorporation authorizes the board of directors to issue one or more series of preferred stock without stockholder approval. Such preferred stock could have voting and conversion rights that adversely affect the voting power of the holders of preferred stock and/or common stock, or could result in one or more classes of outstanding securities that would have dividend, liquidation or other rights superior to those of the preferred stock and/or common stock. Issuance of such preferred stock may have an adverse effect on the then prevailing market price of the preferred stock and/or common stock. Our certificate of incorporation also requires a vote of 75% for certain business combination transactions, whether or not shareholders are otherwise entitled to vote on such transactions under applicable law. Similarly, our by-laws establish a "staggered" board of directors and contain provisions limiting the ability of stockholders to nominate new directors. Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Section 203 could have the effect of delaying or preventing a change of control of the company even if it would be in the best interests of the company or our shareholders.


Item 8. Financial Statements and Supplementary Data

      Financial statements required by this Item 8 are set forth at the pages indicated in Item 14.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of Standard, and their ages and positions as of July 12, 2001, are:

                   Name                Age                       Position
       ------------------------------- ---     ---------------------------------------------------
       James F. "Pat" O'Crowley, III..  47     Chief Executive Officer, President and Director
       Karl M. Massaro................  47     President, Truck Body/Trailer Division and Director
       Joseph Spinella (1) ...........  44     Chief Financial Officer, Secretary and Director
       James G. Reindl ...............  42     President, Critical Components Division
       John E. Elliott II.............  44     Director
       James E. Gross (2).............  41     Director
       Steven J. Merker (1) ..........  44     Director
       William C. Needham, Jr. (1)(2)   60     Director
       Paul Provost  (2) .............  41     Director

      ----------
      (1)   Member of the Compensation Committee
      (2)   Member of the Audit Committee

      James F. "Pat" O'Crowley, III was named President and Chief Executive Officer of Standard in March 2001 and was elected a director of the Company in May 2001. From November 1998 until he joined Standard, he was Executive Vice President, Corporate Development for Digital Lighthouse Corp., a provider of e-commerce and direct-to-customer solutions for Fortune 1000 and emerging Web-based companies, where he played a leadership role in bringing Digital Lighthouse public in March 2000. From 1996 to November 1998, he was a founder and managing director of Coalter Group International, a business consulting firm focused on improving clients' sales and profitability. Prior to that Mr. O'Crowley held senior management positions with HON Industries, Tenneco's subsidiary J.I. Case, and Navistar and its predecessor company International Harvester Company. Mr. O'Crowley is also a director of Spider Technologies. Mr. O'Crowley received a B.S. degree in accounting from the University of Kansas in 1976 and earned his M.B.A. degree at Harvard University in 1978.

      Karl M. Massaro has been a director of the Company since August 1997. Mr. Massaro served as President until March 23, 2001 when he assumed the position of President of the Company's Truck Body/Trailer Division. Mr. Massaro served as Vice President and General Manager of Ajax from 1991 until August 1997. From 1984 to 1990, he was purchasing manager and chief product designer/engineer of Ajax, and, prior to that, he worked for Ajax in various other capacities from 1963 to 1984.

      Joseph Spinella, CPA, has been a director of Standard since August 1997, Secretary since June 1999 and Chief Financial Officer since August 1999. From July 1998 to August 1999, Mr. Spinella was Chief Financial Officer and Treasurer of the Terminal Marketing Company, Inc., an equipment leasing company. From 1997 to 1998, Mr. Spinella was Controller of Sanwa Healthcare Finance Corporation. From 1989 to 1996, Mr. Spinella was Vice President, Director of Financial Services and Controller of Copelco Capital, a subsidiary of Itochu International. Mr. Spinella received a B.S. degree in accounting, magna cum laude, from Fairleigh Dickinson University in 1979 and an M.B.A. in finance from that institution in 1988.

      James G. Reindl has served as President of Standard's Critical Components Division since May 2000. Between February 1999 and May 2000, Mr. Reindl was an independent consultant to Standard, assisting the Company in its acquisitions. From August 1996 until February 1999, Mr. Reindl was Managing Partner of Searcroft, N.A., an aerospace consulting firm, where he assisted Fortune 500 companies with respect to their flight operations, facility installations and management implementations. From July 1990 to August 1996, he was the President and CEO of Aerotech Jet Services, Inc., a corporate aircraft completion and modification center. Mr. Reindl received a B.S. in mechanical and aerospace engineering from the University of Delaware in 1985.

      John E. Elliott II was elected to Standard's board of directors on May 16, 2001. He co-founded Fidlar Doubleday Inc., a software technology company, in 1998. Prior to that Mr. Elliott was the managing principal of AMI Holding Corporation, a holding company owning Allied Medical Supplies Inc., a regional health care wholesaler that marketed its own brand-name products nationally, and Guardian Medical Supplies Inc., a provider of home health services. Rotech Medical, a division of integrated Health Care Inc., acquired both companies in 1997. Mr. Elliott received his B.S. degree in business administration from Lawrence Technology University and completed the Executive Studies Program at Harvard Business School.

      James E. Gross was elected to Standard's board of directors on May 16, 2001. He is an attorney in private practice, specializing in antitrust counseling, criminal defense, general business counseling and litigation. From 1985 to 1999, Mr. Gross served with the United States Department of Justice, Antitrust Division as a Trial Attorney, concentrating in merger and acquisition review, civil litigation and criminal prosecution. Mr. Gross received a B.A. degree from the State University of New York at Stony Brook in 1982 and earned his J.D. degree from Georgetown University Law Center in 1985.

      Steven J. Merker served as Chairman of the Board of Directors from August 1997 until June 5, 2001. Mr. Merker was our Chief Executive Officer from August 1997 until March 2001. He continues to serve as a director of the Company. Mr. Merker is a founder and Managing Director of Barclay Partners LLC, an investment banking firm specializing in corporate buy-outs and founded in 1995 with his brother, William Merker. Mr. Merker received a B.S. degree in accounting from Fairleigh Dickinson University in 1980. He is the brother of William Merker, a former Director and officer of the Company.

      William C. Needham, Jr. has been a director of Standard since November 1997. Since March 1995, Mr. Needham has been a private consultant and investor. Prior to 1995, Mr. Needham served as a corporate finance specialist, syndicate manager and registered representative at various investment banking firms, including Gruntal Securities, First Hanover Securities, Inc. and Oppenheimer & Co. Mr. Needham is also a director of Cutting Edge Industries, Inc., Modal Systems, Inc., and INTV, Inc. Mr. Needham graduated from Wesleyan University in 1963 with a B.A. degree in English.

      Paul Provost has been a director of Standard since June 1999. Since 1984 he has served as President and CEO of Loving Hands Health Care Services, a privately held home care provider with offices in New Jersey and New York. Mr. Provost graduated with a B.S. degree in accounting from American University in 1982.

Composition of the Board

      Our Certificate of Incorporation divides the board of directors into three classes, each of whose members serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in such class will be elected for three-year terms at the annual meeting of stockholders in the year in which such term expires. With respect to each class, a director's term will be subject to the election and qualification of such director's successor, or the earlier death, resignation or removal of such director.

Board Committees

      The Audit Committee of the board of directors reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the recommendation of the Company's auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of the independent auditors and the accounting practices of the Company. The members of the Audit Committee are Messrs. Gross, Needham and Provost.

      The Compensation Committee of the board of directors recommends, reviews and oversees the salaries, benefits and stock option plans for the Company's employees, consultants, directors and other individuals compensated by the Company. The Compensation Committee also administers the Company's compensation plans. The members of the Compensation Committee are Messrs. Merker, Needham and Spinella.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, certain officers and persons holding more than 10% of a registered class of our equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC") and the American Stock Exchange. Directors, certain officers and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all reports that they file. Based on our review of copies of such forms provided to us, we believe that all filing requirements were complied with during the fiscal year ended March 31, 2001, except that Mr. Needham failed to file one Form 4 reporting the disposition of shares indirectly beneficially owned by him.

Item 11. Executive Compensation

      The following table sets forth the compensation paid by the Company for services rendered in all capacities during the fiscal years ended March 31, 2001, 2000 and 1999 to all individuals serving as its chief executive officer in the fiscal year ended March 31, 2001, and the other most highly compensated executive officers other than the chief executive officer, whose annual salaries and bonuses exceeded $100,000 and who were serving at March 31, 2001 (collectively, "Named Executive Officers"):

                           Summary Compensation Table

                                                  Annual Compensation              Long-Term Compensation Awards
                                                  -------------------              -----------------------------
                                                                                                     Securities
                                                                         Other Annual  Restricted    Underlying      All Other
                                  Year Ended                             Compensation     Stock       Options       Compensation
Name and Principal Position        March 31,     Salary($)       Bonus($)      ($)      Awards($)        (#)             ($)
---------------------------        ---------     ---------       --------      ---      ---------        ---             ---
James F. O'Crowley, III,              2001          6,115             --        -        120,000             --             --
   President and
   Chief Executive Officer (1)

Steven J. Merker,                     2001        270,462             --        -             --         80,000        133,714
   Chairman and                       2000        240,000         60,000        -             --        120,000         59,484
   Chief Executive Officer (2)        1999        136,154         30,000        -             --         75,000             --

Karl M. Massaro,                      2001        215,962             --        -             --          4,000             --
   President (3)                      2000        215,000         90,000        -             --         30,000             --
                                      1999        203,461             --        -             --         15,000             --

Joseph Spinella,                      2001        160,039             --        -             --          2,000             --
   Chief Financial Officer (4)        2000        100,962          5,000        -             --         30,000             --
                                      1999             --             --        -             --          2,000             --

John F. Silane,                       2001         70,000             --        -             --             --             --
   Executive Vice President,
   Operations (5)

James G. Reindl,                      2001        137,500             --        -             --             --             --
   President, Critical                2000             --             --        -             --             --             --
   Components Division (6)            1999             --             --        -             --             --             --

----------
(1) Mr. O'Crowley became our President and Chief Executive Officer on March 23, 2001. His base salary for the 2002 fiscal year is $265,000. Mr. O'Crowley was issued 100,000 shares of restricted common stock on March 23, 2001, valued at $120,000 on such date. 25,000 shares vested immediately and the remaining 75,000 shares vest ratably on September 22, 2001, March 22, 2002 and September 22, 2002. Mr. O'Crowley is entitled to receive dividends, if declared, on the shares of restricted common stock.

(2) Mr. Merker resigned as our Chairman and Chief Executive Officer on March 23, 2001.

(3) Mr. Massaro resigned as our President on March 23, 2001 and became President of our Truck Body/Trailer Division.

(4) Mr. Spinella has been a director since August 1997 and our Chief Financial Officer since August 1999.

(5) Mr. Silane became our Executive Vice President, Operations in April 2000 and resigned on May 31, 2001.

(6) Mr. Reindl was a consultant to the Company between February 1999 and May 2000, and became President of our Critical Components Division in May 2000.

                        Option Grants In Last Fiscal Year

     The following table sets forth all options granted to the Named Executive Officers during the fiscal year ended March 31, 2001:

                                Number of                                                          Potential Realizable Value at
                                Securities    Percent of Total                                        Assumed Annual Rates Of
                                Underlying    Options Granted                                        Stock Price Appreciation
                             Options Granted   to Employee in   Exercise Price  Expiration Date         For Option Term (1)
             Name                  (#)          Fiscal Year         ($/sh)            (2)           0% ($)  5% ($)      10% ($)
---------------------------- ---------------  ----------------  --------------  ---------------    ------   -----       --------
James F. O'Crowley, III.....           --            --                 --               --           --         --           --
Steven J. Merker............       80,000          65.6%             6.625           6/1/03           --     83,541      175,430
Karl M. Massaro.............        4,000           3.3%             6.625           6/1/03           --      2,716        5,565
Joseph Spinella.............        2,000           1.6%             6.625           6/1/03           --      1,358        2,783
John F. Silane..............           --            --                 --               --           --         --           --
James G. Reindl.............           --            --                 --               --           --         --           --

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


                       Option Values at End of Fiscal Year

      The following table sets forth the aggregate value as of March 31, 2001 of unexercised stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any stock options during 2001 and the relevant columns have therefore been omitted.


                                                          Number of Shares                             Value of
                                                      of Common Stock Underlying                In-the-Money Options
                                                     Options at March 31, 2001 (#)             at March 31, 2001 ($) (2)
                                               -----------------------------------------    ----------------------------------
                  Name                         Exercisable (1)         Unexercisable (1)    Exercisable (1)   Unexercisble (1)
------------------------------------           ---------------         -----------------    ---------------   ----------------
James F. O'Crowley, III ............                     --                      --                 --                 --
Steven J. Merker ...................                 90,000                 185,000                 --                 --
Karl M. Massaro ....................                 20,000                  29,000                 --                 --
Joseph Spinella ....................                 11,333                  22,667                 --                 --
John F. Silane .....................                     --                      --                 --                 --
James Reindl .......................                     --                      --                 --                 --

----------
(1) Options granted during Fiscal Year 2000 and 2001 vest as follows: 0% at date of grant and 33 1/3% on each subsequent anniversary of the grant. Options indicated as exercisable are those options which were vested at March 31, 2001. All options which had not vested at March 31, 2001 are indicated as unexercisable.

(2) Value of underlying in-the-money options is based on the closing price of our common stock on the American Stock Exchange on March 31, 2001 of $1.20 minus the exercise prices. None of the options were in-the-money on March 31, 2001.

Employment Agreements

      We entered into an employment agreement with James F. O'Crowley, III as of March 23, 2001. The agreement has a two-year term, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. O'Crowley's current annual base salary is $265,000 and such bonus compensation as the Board of Directors may determine. We have agreed to pay or reimburse all expenses related to Mr. O'Crowley's relocation to the New York City metropolitan area. Additionally, Mr. O'Crowley was granted 100,000 shares of restricted common stock, of which 25,000 shares vested immediately and the remaining 75,000 shares vesting ratably on September 22, 2001, March 22, 2002 and September 22, 2002. If we terminate the agreement without cause or fail to renew the agreement upon its expiration, we are obligated to pay Mr. O'Crowley an amount equal to his then current annual base salary, payable over the year following such termination or expiration, and his restricted stock grant and any options to purchase stock will fully vest. In addition, in the event Mr. O'Crowley is subject to any "golden parachute" provisions of the Internal Revenue Code, we have agreed to pay Mr. O'Crowley a "gross-up" payment to allow him to pay any excise taxes, interest or penalties due thereunder.

      In January 1998, we entered into an employment agreement with Steven Merker, which was amended in January 2001. The agreement as amended was to terminate on January 27, 2004, subject to earlier termination upon the occurrence of certain specified events. Pursuant to the amended agreement, Mr. Merker's annual base salary was increased to $270,000. On May 31, 2001, Mr. Merker's amended employment agreement was superceded by a separation and general release agreement that provided for the payment of $270,000, payable over the year commencing on June 1, 2001, and the continuation of health care and life insurance benefits until May 31, 2002. The release agreement also contains restrictive covenants preventing Mr. Merker from directly or indirectly competing with us or from soliciting or servicing any of our suppliers or customers for any competitive purpose prior to December 2002.

      In January 1998, we entered into an employment agreement with Karl Massaro, which was amended in January 2001. The agreement as amended terminates on January 27, 2003, subject to earlier termination upon the occurrence of certain specified events. Pursuant to the amended agreement, Mr. Massaro's current annual base salary was increased to $220,000 and such bonus compensation as the Board of Directors may determine. If we terminate the agreement without cause, or if Mr. Massaro terminates his employment following a breach by us of any material term of the agreement, his removal as President other than for cause, a material change in his duties or responsibilities, our failure to obtain a written agreement for our successor to assume and perform the agreement, or a change in control of our company, we are obligated to continue to pay Mr. Massaro his salary and bonus for the remainder of the term of the agreement. The agreement also contains restrictive covenants prohibiting Mr. Massaro from directly or indirectly competing with us east of the Mississippi River during the three-month period commencing upon the termination of his employment, and, during the six-month period following such termination, from soliciting or servicing any of our suppliers or customers for any competitive purpose, and from employing or retaining any employee of, or consultant to, the Company, or soliciting any such employee or consultant to become affiliated with any entity other than the Company.

      In August 1999, we entered into an employment agreement with Joseph Spinella. The agreement has a three year term, subject to earlier termination upon the occurrence of certain specified events. Pursuant to his employment agreement, Mr. Spinella's current annual base salary is $165,000 and such bonus compensation as the Board of Directors may determine. In addition, pursuant to the terms of the agreement, Mr. Spinella was eligible to receive an option to purchase 25,000 shares of common stock and a signing bonus of $5,000. For the convenience of the Company, Mr. Spinella has been provided with an apartment near the Company's finance offices in Hillsborough, New Jersey. The agreement also contains restrictive covenants preventing Mr. Spinella, for one year following the termination of his employment, from directly or indirectly competing with us or from soliciting or servicing any of our suppliers or customers for any competitive purpose, and from employing or retaining any employee of, or consultant to, the Company, or soliciting any such employee or consultant to become affiliated with any entity other than the Company. We are currently negotiating terms for Mr. Spinella's separation from the Company.

Compensation of Directors

      Directors who are employees of the Company receive no additional compensation for serving on the Board of Directors. Non-employee directors are entitled to receive compensation of $500 per meeting attended and options to purchase 2,000 shares of our common stock in respect of the first year of such service as a director, and options to purchase 500 shares of our common stock for each year of such service thereafter. We reimburse all directors for any expenses incurred in attending board meetings. We have obtained liability insurance for our officers and directors.

Compensation Committee Interlocks and Insider Participation

      During the year ended March 31, 2001, the members of the Compensation Committee were Messrs. Merker, Needham and Spinella. Mr. Spinella is our Chief Financial Officer. Mr. Merker was our Chief Executive Officer from August 1997 until March 2001. None of our executive officers currently serves on the compensation committee of another entity or another committee of the board of another entity performing functions similar to the Compensation Committee. No interlocking relationships exist between our board or our Compensation Committee and the board of directors or compensation committee of any other company, except that William Merker, a director of the Company from August 1997 until May 2001 and a 5% stockholder, Andrew A. Levy, a 5% stockholder and Steven J. Merker, a director, member of our Compensation Committee and 5% stockholder, are directors of Invatech Corporation ("Invatech"), a privately held environmental services and products company. Joseph Spinella, a director, a member of our Compensation Committee, our Secretary, and our Chief Financial Officer since August 1999, and Paul Provost, a director, were directors of Invatech until June 18, 2001. Beginning in the last fiscal year, we have provided Invatech with office space and related office-support services in our New York City offices. We do not have a formal written agreement with, nor do we receive any payments from, Invatech. We estimate the value of the office space and services provided in the last fiscal year to be approximately $88,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to us regarding beneficial ownership of the Company's common stock and preferred stock at July 12, 2001 by (i) each person known by us to own beneficially more than 5% of the Company's common stock or preferred stock, (ii) each of our directors and Named Executive Officers, and (iii) all Named Executive Officers and directors as a group. Except as otherwise indicated, we believe, based on information furnished by such owners, that the beneficial owners of the common stock and preferred stock listed below have sole investment and voting power with respect to such shares, subject to community property laws, where applicable. The table gives effect to the shares of common stock and preferred stock issuable within 60 days of July 12, 2001 upon the exercise of all options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership percentage is based on 3,822,400 shares of common stock outstanding and 1,132,600 shares of preferred stock outstanding at July 12, 2001.

                                                    Number of Shares of                        Number of Shares of   Percentage of
                                                       Common Stock      Percentage of Common    Preferred Stock    Preferred Stock
Name and address of beneficial owner                Beneficially Owned     Stock Outstanding   Beneficially Owned     Outstanding
------------------------------------                ------------------     -----------------   ------------------     -----------
5% Stockholders
William Merker (1) ...............................        786,410               19.4%                 --                  --
Andrew A. Levy (2) ...............................        669,650               17.5%                 --                  --
Westport Resources Investment Services, Inc. (3)..        132,080                3.3%            101,601                 8.2%

Directors and Executive Officers
James F. O'Crowley, III (4).......................        100,000                2.6%                 --                  --
Karl M. Massaro (5)...............................        173,000                4.5%                 --                  --
Joseph Spinella (6)...............................         20,334                *                    --                  --
John F. Silane (7) ...............................             --                 --                  --                  --
James G. Reindl ..................................             --                 --                  --                  --
Steven J. Merker (8)..............................        730,160               18.5%                 --                  --
William C. Needham, Jr. (9).......................         81,500                2.1%                 --                  --
Paul Provost .....................................             --                 --                  --                  --
John E. Elliott II ...............................         15,000                *                    --                  --
James E. Gross (10)...............................          2,050                *                    --                  --
All Directors and executive officers as a
   group (10 persons) (11)........................      1,122,044               27.5%                 --                  --

----------

*     Less than 1%.

(1) The address of Mr. Merker is c/o Industrial Precision Corp., 245 Park Avenue, Suite 2444, New York, New York 10167. Based on the Form 4 filed by Mr. Merker with the Securities and Exchange Commission for March 2001. Includes 225,000 shares of common stock issuable upon exercise of a warrant to purchase common stock exercisable within 60 days of July 12, 2001.

(2) The address of Mr. Levy is 46 Baldwin Farm North, Greenwich, CT 06831. These shares include 158,330 shares owned by a family trust. Mr. Levy disclaims beneficial ownership as to the shares owned by the family trust.

(3) The address for Westport Resources Investment Services, Inc. is 315 Post Road West, Westport, Connecticut 06880. Common stock consists of shares issuable upon the exercise of a warrant to purchase common stock exercisable within 60 days of July 12, 2001. Preferred stock consists of shares issuable upon the exercise of a warrant to purchase preferred stock exercisable within 60 days of July 12, 2001.

(4) The shares listed are restricted stock. Mr. O'Crowley has sole voting power over all shares. Mr. O'Crowley may not dispose of any unvested portion of the shares. The shares vest semi-annually in three equal installments beginning on September 22, 2001.

(5) Includes 28,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 12, 2001.

(6) The shares listed are issuable upon exercise of options exercisable within 60 days of July 12, 2001.

(7)   Mr. Silane resigned on May 31, 2001.

(8) Includes 130,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 12, 2001.

(9) Consists of (i) 75,000 shares of common stock issuable upon exercise of a warrant to purchase common stock exercisable within 60 days of July 12, 2001 and (ii) 6,500 shares held of record by the DDN Trust f/b/o William
      C. Needham IV and Alexander Needham.

(10) Includes 2,000 shares of common stock issuable upon exercise of options exercisable within 60 days of July 12, 2001.

(11) Includes 255,334 shares of common stock issuable upon exercise of options and warrants to purchase common stock exercisable within 60 days of July 12, 2001.

Item 13. Certain Relationships and Related Transactions

      Steven J. Merker and William Merker are brothers. There are no other family relationships among our officers, directors and 5% stockholders.

      In December 2000, we entered into an 18-month agreement with William Merker, paying him $20,000 per month for operational consulting services. On May 16, 2001, that consulting services agreement, under which Mr. Merker had received $100,000, was superceded by a separation and general release agreement providing for a final payment of $20,000. Additionally, Mr. Merker is to receive $500 per month and health insurance benefits through May 31, 2002. The release also contains restrictive covenants prohibiting Mr. Merker from directly or indirectly competing with us for an 18-month period or from soliciting or servicing any of our suppliers or customers for any competitive purpose for a 24-month period.

      On May 16, 2001, we entered into an agreement with William Merker, then a director, to settle a dispute regarding the propriety of William Merker's relationship with the agent associated with the purchase of Arell, Airborne and TPG. Pursuant to the terms of this agreement, Mr. William Merker agreed to transfer to us 200,000 shares of common stock held by him. In addition, Mr. William Merker agreed to provide us with a promissory note, payable in three months, in an aggregate principal amount equal to the amount by which $800,000 exceeds the fair market value of the transferred shares as determined by an independent appraiser.

      In August 2000, we acquired substantially all of the assets of Better Built Equipment and all of the capital stock of TPG. We paid advisory fees in an aggregate amount of $409,000 related to these acquisitions to Mayfair Associates, an entity owned by William Merker.

      In April 2000, we acquired all of the outstanding capital stock of Airborne and Arell. We paid advisory fees related to these acquisitions, consisting of an aggregate of 120,000 shares of our common stock and $785,000 in cash, to Redstone Advisors, a partnership of which William Merker and Redstone Capital Corporation (a corporation owned by Andrew A. Levy and certain of his affiliates) are principals.

      In January 1998, we, together with Carl Massaro, the father of Karl Massaro, entered into a "triple net" lease of the former Ajax factory and office facility owned by Carl Massaro and presently occupied by us. The lease provides for annual rent of $600,000, which is payable monthly, and approximately $63,000 annually in triple net expenses for the first year. During the initial five-year term of the lease, we have the option to purchase the leased facility and land for a cash purchase price of $6.5 million, provided we are not in default under the lease. The terms of the lease, including the purchase option, were determined through arm's length negotiations.

      William Merker, a director of the Company from August 1997 until May of 2001 and a 5% stockholder, is the sole director and stockholder of Industrial Precision Corp. ("IPC"), a privately held precision machining company. During April 2001, we entered into an agreement with IPC pursuant to which we assigned to IPC our rights under letters of intent or otherwise with respect to acquisition transactions for nine machining companies in exchange for 5% of the founder's stock of IPC and the right to receive a fee of $225,000 in cash for each acquisition that is consummated before May 2003 by IPC with the companies subject to the agreement. Additionally, IPC is obligated to give us a right of first refusal to manufacture any of its requirements for which we have the capability (i.e., if IPC has a bona fide third-party offer to manufacture any requirements, IPC must offer us ten days to commit to the requirement on the same price, terms and conditions).

      William Merker, a director of the Company from August 1997 until May 2001 and a 5% stockholder, Andrew A. Levy, a 5% stockholder and Steven J. Merker, a director, member of our Compensation Committee and 5% stockholder, are directors of Invatech Corporation ("Invatech"), a privately held environmental services and products company. Joseph Spinella, a director, a member of our Compensation Committee, our Secretary, and our Chief Financial Officer since August 1999 and Paul Provost, a director, were directors of Invatech until June 18, 2001. Beginning in the last fiscal year, we have provided Invatech with office space and related office-support services in our New York City offices. We do not have a formal written agreement with, nor do we receive any payments from, Invatech. We estimate the value of the office space and services provided in the last fiscal year to be approximately $88,000.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K

(a)         Financial statements and schedules

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

             Financial Statements of Standard Automotive Corporation

                                                                                                      Page
                                                                                                      ----
Report of Independent Public Accountants                                                               F-1

Consolidated Balance Sheets as of March 31, 2001 and 2000                                              F-2

Consolidated Statements of Operations for the years ended March 31, 2001, 2000 and 1999                F-3

Consolidated Statements of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999      F-4

Consolidated Statements of Cash Flows for the years ended March 31, 2001, 2000 and 1999                F-5

Notes to Consolidated Financial Statements                                                             F-6


      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not applicable or not required under the related instructions or because the required information is presented in the financial statements or notes thereto and therefore, have been omitted.

Exhibits

      The following Exhibits are filed as a part of this Report as required by Regulation S-K. The Exhibits designated by a pound sign (#) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.


     Exhibit No.    Description of Exhibit
     -----------    ------------------------------------------------------------

          3.1       Amended and Restated Certificate of Incorporation of the
                    Company *

          3.2 Form of Certificate of Designation, Preferences and Rights of 8 1/2% Senior Convertible Redeemable Preferred Stock *

          3.3       By-Laws of the Company *

          10.1 Stock Purchase and Redemption Agreement between Standard Automotive Corporation and Carl Massaro dated August 11, 1997 *

          10.2 Form of Employment Agreement between the Company and Karl Massaro *#

          10.3 Form of Consulting Agreement between the Company and Carl Massaro *#

          10.4 Form of Employment Agreement between the Company and Steven Merker *#

          10.5      Form of Lease between the Company and Carl Massaro *

          10.6      Form of Option Agreement between the Company and Carl
                    Massaro *

          10.7      1997 Incentive Stock Option Plan *#

          10.8 Advisory Agreement dated as of February 1, 1997 between the Company and Barclay Partners LLC *

          10.9 Advisory Agreement dated as of February 1, 1997 between the Company and Redstone Capital Corp. *

          10.10 Form of Redemption Note to be executed by the Company in favor of Carl Massaro *

          10.11     Form of Security Agreement between the Company and Carl
                    Massaro *

          10.12     Form of Guaranty made by the Company in favor of Carl
                    Massaro *

          10.14 Amendment dated December 8, 1997 to Stock Purchase and Redemption Agreement dated August 11, 1997 between Standard Automotive Corporation and Carl Massaro *

          10.15 Remediation Agreement dated as of December 10, 1997 between Ajax Manufacturing Company and the New Jersey Department of Environmental Protection *

          10.16 Second Amendment dated as of January 5, 1998 to Stock Purchase and Redemption Agreement dated August 11, 1997 between Standard Automotive Corporation and Carl Massaro *

          10.17 Stock Purchase Agreement by and among Barclay Investments, Inc., CPS Trailer Company, Inc. and the sole shareholder thereof **

          10.18 Stock Purchase Agreement dated as of February 13, 1998 by and among Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders thereof ***

          10.19 Stock Purchase Agreement dated as of February 24, 1998 by and among Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders thereof ****

          10.20 First Amendment dated as of June 10, 1998 to Stock Purchase Agreement dated as of January 30, 1998 by and among Barclay Investments, Inc., CPS Trailer Company, Inc. and the sole shareholder thereof +

          10.21 First Amendment dated as of May 31, 1998 to Stock Purchase Agreement dated as of February 13, 1998 between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders thereof +

          10.22 Second Amendment dated as of June 22, 1998 to Stock Purchase Agreement dated as of February 13, 1998 between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders thereof +

          10.22(a) Second Amendment dated as of July 8, 1998 to Stock Purchase Agreement dated as of January 30, 1998 between Barclay Investments, Inc., R/S Truck Body, Inc. and the shareholders thereof ++

          10.22(b) First Amendment dated as of July 7, 1998 to Stock Purchase Agreement dated as of February 24, 1998 by and among Standard Automotive Corporation, Barclay Investments, Inc. and the shareholders thereof +++

          10.23 Asset Purchase Agreement dated as of April 16, 1999 by and among Standard, Critical Components Corporation, Ranor, Inc. (Delaware), Ranor, Inc. (Massachusetts), the shareholders thereof and Five N Leasing Co. ++++

          10.24 Amended and Restated Credit Agreement dated June 16, 1999 between Standard, its subsidiaries and PNC Bank, National Association, as agent ++++


          10.25 Employment Agreement dated as of August 1, 1999 between Standard and Joseph Spinella #

           10.26 Stock Purchase Agreement dated as of March 3, 2000 by and among 9088-0642 Quebec Inc., Atelier D'Usinage Arell Ltee and the individuals named therein

           10.27 Amended and Restated Credit Agreement dated April 25, 2000 by and among Standard and Critical Components Canada Ltd as Borrowers, the several banks and other financial institutions from time to time parties thereto as Banks, PNC Bank, National Association as Administrative Agent, ING (U.S.) Capital LLC as Syndication Agent and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

           10.28 First Amendment dated as of May 15, 2000 to Employment Agreement dated as of January 27, 1998 between Ajax Manufacturing Company and Karl Massaro #

           10.29 Purchase Agreement dated as of August 31, 2000 by and among PGI Acquisition Inc., The Providence Group, Inc. and the sole shareholder thereof

           10.30 Consulting Agreement dated as of November 15, 2000 between Standard and William Merker #

           10.31 First Amendment dated as of January 10, 2001 to Employment Agreement dated as of January 27, 1998 between Ajax Manufacturing Company and Steven J. Merker #

           10.32 Employment Agreement dated as of March 23, 2001 between Standard and James F. O'Crowley III #

           10.33 Forbearance Agreement dated as of April 2, 2001 by and among Standard and Arell Machining Ltd. as Borrowers, PNC Bank, National Association, ING (U.S.) Capital LLC, Fleet National Bank, Sovereign Bank, The Bank of New York, Keybank National Association, Oceanfirst Bank and Firstar Bank, N.A. as Banks, PNC Bank, National Association as Administrative Agent, ING (U.S.) Capital LLC as Syndication Agent and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

           10.34 Assignment and Assumption Agreement dated as of April 25, 2001 between Standard and Industrial Precision Corporation

           10.35 Second Forbearance Agreement dated as of May 21, 2001 by and among Standard and Arell Machining Ltd. as Borrowers, PNC Bank, National Association, ING (U.S.) Capital LLC, Fleet National Bank, Sovereign Bank, The Bank of New York, Keybank National Association, Oceanfirst Bank and Firstar Bank, N.A. as Banks, PNC Bank, National Association as Administrative Agent, ING (U.S.) Capital LLC as Syndication Agent and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

           10.36 Separation and General Release Agreement dated as of May 31, 2001 between Standard and Steven J. Merker #

           10.37 Separation and General Release Agreement dated as of May 31, 2001 between Standard and William Merker #

           18       Letter re Change in Accounting Principles

           21       Subsidiaries of the Registrant

----------

* Incorporated by reference to the identically numbered exhibit to the Company's Registration Statement on Form S-1, File No. 333-33465.

** Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

*** Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

**** Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

+ Incorporated by reference to the identically numbered exhibit to the Company's Form 10-K for the fiscal year ended March 31, 1998.

++ Incorporated by reference to Exhibit 2.7 to the Company's Form 8-K dated August 5, 1998.

+++ Incorporated by reference to Exhibit 2.8 to the Company's Form 8-K dated August 5, 1998.

++++ Incorporated by reference to the identically numbered exhibit to the Company's Form 10-K for the fiscal year ended March 31, 1999.

(b)      Reports on Form 8-K

        The Company has filed the following reports on Form 8-K during and subsequent to the fiscal year ended March 31, 2001.

      Date of Report       Item(s) Reported
      --------------       -----------------------------------------------------

      June 9, 2000         Acquisitions of Arell Machining Ltd. and Airborne
                           Gear & Machine Ltd.

      July 11, 2000        Financial statements of Airborne Gear & Machine Ltd.

      October 25, 2000     Restated financial statements of Ranor, Inc. for the
                           fiscal year ended December 31, 1998, litigation between Standard and the independent auditors of Ranor, Inc. relating thereto and arbitration proceedings between Standard and Ranor, Inc. relating to purchase price adjustments as a result thereof

      December 27, 2000    Suspension of dividends on the Company's 8 1/2%
                           Senior Convertible Redeemable Preferred Stock

      May 23, 2001         Resignation of William Merker from the board of
                           directors and election of James F. O'Crowley III, James Edward Gross and John E. Elliott II to the board of directors

      June 7, 2001         Resignation of Steven J. Merker as Chairman of the
                           board of directors

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 16, 2001.

                                     STANDARD AUTOMOTIVE CORPORATION


                                     By:         /s/ James F. O'Crowley, III
                                          -------------------------------------
                                                   James F. O'Crowley, III
                                          President and Chief Executive Officer


            Pursuant to requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signatures                             Title(s)                                   Date
------------------------------ -----------------------------------------------------  ---------------
/s/ James F. O'Crowley, III    President, Chief Executive Officer and Director        July 16, 2001
------------------------------ (principal executive officer)
  James F. O'Crowley, III


    /s/ Joseph Spinella        Chief Financial Officer, Secretary and Director        July 16, 2001
------------------------------ (principal financial and accounting officer)
      Joseph Spinella


    /s/ Karl M. Massaro        President of Truck Body/Trailer Division and Director  July 16, 2001
------------------------------
      Karl M. Massaro


     /s/ James E. Gross        Director                                               July 14, 2001
------------------------------
       James E. Gross


   /s/ John E. Elliott II      Director                                               July 16, 2001
------------------------------
     John E. Elliott II


    /s/ Steven J. Merker       Director                                               July 16, 2001
------------------------------
      Steven J. Merker


  /s/ William C. Needham, Jr.  Director                                               July 16, 2001
------------------------------
  William C. Needham, Jr.


      /s/ Paul Provost         Director                                               July 15, 2001
------------------------------
        Paul Provost

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of
Standard Automotive Corporation:

We have audited the accompanying consolidated balance sheets of Standard Automotive Corporation (a Delaware Corporation) as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Standard Automotive Corporation as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered net losses and is in default of certain financial covenants under its credit facility. In addition, the Company has failed to make scheduled interest and principal payments on the credit facility and is currently in arrears on the payment of certain federal excise taxes and preferred dividends. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 3 to the financial statements, effective January 1, 2001, the Company changed its method of accounting for certain sales transactions.

New York, New York
July 12, 2001


                                                     Arthur Andersen LLP

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                                 (in thousands)


                                                                             March 31,
                                                                      -------------------------
                                                                        2001            2000
                                                                      ---------       ---------
Assets

Cash and cash equivalents ......................................      $     857       $   3,136

Marketable securities ..........................................            102             102
Accounts receivable, net of allowance for doubtful accounts
   of $424 and $136 respectively ...............................         10,620          25,217
Other receivables ..............................................            279              --
Inventory, net .................................................         32,052          20,602
Prepaid expenses ...............................................          1,502           1,269
Federal tax receivable .........................................          7,041              --
Deferred taxes .................................................            827             768
                                                                      ---------       ---------
     Total current assets ......................................         53,280          51,094

Property and equipment, net ....................................         44,891          38,724
Intangible assets, net of accumulated amortization of $5,408 and
   $2,522, respectively ........................................         60,538          44,151
Deferred financing costs .......................................          4,175           2,234
Other assets ...................................................            121           1,062
                                                                      ---------       ---------
     Total assets ..............................................      $ 163,005       $ 137,265
                                                                      =========       =========

Liabilities and Stockholders' Equity
Accounts payable ...............................................      $  12,721       $  19,037
Accrued expenses ...............................................          7,726           2,451
Liabilities due to banks .......................................         95,641           4,000
Income taxes payable ...........................................            800             219
Federal excise taxes payable ...................................          6,747           8,292
Cumulated preferred stock dividend .............................            578              --
Other current liabilities ......................................          7,944           2,087
                                                                      ---------       ---------
     Total current liabilities .................................        132,157          36,086
                                                                      ---------       ---------
Long term debt .................................................             --          64,157
Other long term liabilities ....................................             99             104
Deferred taxes .................................................          4,298              --
                                                                      ---------       ---------
     Total long term liabilities ...............................          4,397          64,261
                                                                      ---------       ---------
         Total liabilities .....................................        136,554         100,347
                                                                      =========       =========
Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
   3,000,000 shares authorized, 1,132,600 issued and outstanding              1               1
Common stock, $ .001 par value 10,000,000 shares authorized,
   3,822,400and 3,602,400 issued and outstanding, respectively .              4               4
Additional paid-in capital .....................................         31,308          30,208
Deferred compensation ..........................................            (90)             --
Retained earnings (deficit) ....................................         (4,665)          6,705
Accumulated other comprehensive income (loss) ..................           (107)             --
                                                                      ---------       ---------
                Total stockholder's equity .....................         26,451          36,918
                                                                      ---------       ---------
Total liabilities & stockholder's equity .......................        163,005         100,347
                                                                      =========       =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Operations
                (in thousands, except net income per share data)

                                                                       For the Years Ended March 31,
                                                                 ----------------------------------------
                                                                    2001            2000           1999
                                                                 ---------       ---------      ---------
Revenues, net .............................................      $ 137,351       $ 159,476      $  75,452
Operating costs and expenses:
     Cost of revenues .....................................        111,434         129,090         59,954
     Selling, general and administrative expenses .........         21,816          14,273          6,613
     Amortization of intangible assets ....................          2,861           1,466          1,044
                                                                 ---------       ---------      ---------
     Total operating costs and expenses ...................        136,111         144,829         67,611
                                                                 ---------       ---------      ---------
Operating income ..........................................          1,240          14,647          7,841
Interest expense ..........................................         11,927           5,045          1,813
Other expense (income), net ...............................            364             250            280
                                                                 ---------       ---------      ---------
Income (loss) before income taxes .........................        (11,051)          9,352          5,748
Provision (benefit) for income taxes ......................         (1,547)          3,955          2,266
                                                                 ---------       ---------      ---------
Net income (loss)  before cumulative effect of change in
   accounting principle ...................................         (9,504)          5,397          3,482
Cumulative effect on prior years of changing to a different
   method of recognizing revenue ..........................           (711)             --             --
                                                                 ---------       ---------      ---------
Net income (loss) .........................................        (10,215)          5,397          3,482
                                                                 ---------       ---------      ---------
Preferred dividend ........................................          1,155           1,160          1,173
                                                                 ---------       ---------      ---------
Net income (loss) available to common stockholders ........      $ (11,370)      $   4,237      $   2,309
                                                                 =========       =========      =========

Per  share amounts -- Basic net income (loss) per share:
         Basic income (loss) per share attributable to
            common stockholders  before cumulative effect
            of change in accounting principle .............      $   (2.87)      $    1.17      $    0.69
         Cumulative effect on prior years of changing
            to a different method of recognizing revenue ..          (0.19)             --             --
                                                                 ---------       ---------      ---------
                                                                 $   (3.06)      $    1.17      $    0.69
                                                                 =========       =========      =========

     Diluted net income (loss) per share:
         Diluted income (loss) per share attributable to
            common stockholders  before cumulative effect
            of change in accounting principle .............      $   (2.87)      $    1.11      $    0.69
         Cumulative effect on prior years of changing to
            a different method of recognizing revenue .....          (0.19)             --             --
                                                                 ---------       ---------      ---------
                                                                 $   (3.06)      $    1.11      $    0.69
                                                                 =========       =========      =========

Basic weighted average number of shares outstanding .......          3,716           3,623          3,356
                                                                 =========       =========      =========
Diluted weighted average number of shares outstanding .....          3,716           4,867          3,356
                                                                 =========       =========      =========
Pro forma amounts assuming the different method of
   recognizing revenue is applied retroactively
     Net income (loss) ....................................      $  (9,504)      $   4,920      $   3,248
                                                                 =========       =========      =========
     Basic net income (loss) per share ....................      $   (2.87)      $    1.04      $    0.62
                                                                 =========       =========      =========
     Diluted net income (loss) per share ..................      $   (2.87)      $    1.01      $    0.62
                                                                 =========       =========      =========

              The accompanying notes are an integral part of these
                            consolidated statements.

                         Standard Automotive Corporation

         Consolidated Statements of Stockholders' Equity (in thousands)



                                       Preferred                     Common                   Common Stock
                                         Shares      Preferred       Shares                   Subscription
                                      Outstanding      Stock      Outstanding   Common Stock   Receivable
                                      -----------    --------     -----------   ------------    --------
Balance - March 31, 1998 .......         1,150       $      1         3,095       $      3      $     (2)
Payment of Common Stock
   Subscription Receivable .....            --             --            --             --             2
Shares Issued for Acquisitions .            --             --           405              1            --
Warrants and Options Issued ....            --             --            --             --            --
Preferred Stock Dividend .......            --             --            --             --            --
Net Income .....................            --             --            --             --            --
                                      --------       --------       -------       --------      --------
Balance - March 31, 1999 .......         1,150              1         3,500              4            --
Shares Issued for Acquisitions .            --             --           180             --            --
Warrants and Options Issued ....            --             --            --             --            --
Preferred Stock Dividend .......            --             --            --             --            --
Conversion of Preferred Stock to
   Common Stock ................           (17)            --            17             --            --
Purchase of Treasury Stock .....            --             --           (95)            --            --
Net Income .....................
                                      --------       --------       -------       --------      --------
Balance - March 31, 2000 .......         1,133       $      1         3,602       $      4      $     --
                                      ========       ========       =======       ========      ========
Currency Translation Adjustment
Shares Issued for Acquisitions .            --             --           120             --            --
Shares Issued to Employees .....                                        100
Warrants and Options Issued ....            --             --            --             --            --
Preferred Stock Dividend .......            --             --            --             --            --
Net Income .....................            --             --            --             --            --
                                      --------       --------       -------       --------      --------
Balance - March 31, 2001 .......         1,133       $      1         3,822       $      4      $     --
                                      ========       ========       =======       ========      ========



                                      Additional                              Other Accumulated      Total
                                       Paid In       Deferred       Retained    Comprehensive    Stockholders'
                                       Capital     Compensation     Earnings    Income (Loss)       Equity
                                      --------       --------       --------       ---------       --------
Balance - March 31, 1998 .......      $ 24,548       $     --       $    159                       $ 24,709

Payment of Common Stock
   Subscription Receivable .....            --             --             --                              2
Shares Issued for Acquisitions .         3,559             --             --                          3,560
Warrants and Options Issued ....           336             --             --                            336
Preferred Stock Dividend .......            --             --         (1,173)                        (1,173)
Net Income .....................            --                         3,482                          3,482
                                      --------       --------       --------       ---------       --------
Balance - March 31, 1999 .......        28,443             --          2,468              --         30,916
Shares Issued for Acquisitions .         2,565             --             --                          2,565
Warrants and Options Issued ....           200             --             --                            200
Preferred Stock Dividend .......            --             --         (1,160)                        (1,160)
Conversion of Preferred Stock to
   Common Stock ................            --                            --                             --
Purchase of Treasury Stock .....        (1,000)            --             --                         (1,000)
Net Income .....................                                       5,397                          5,397
                                      --------       --------       --------       ---------       --------
Balance - March 31, 2000 .......      $ 30,208       $     --       $  6,705       $      --       $ 36,918
                                      ========       ========       ========       =========       ========
Currency Translation Adjustment                                                         (107)          (107)
Shares Issued for Acquisitions .           780                            --              --            780
Shares Issued to Employees .....           120            (90)                                           30
Warrants and Options Issued ....           200                            --                            200
Preferred Stock Dividend .......            --             --         (1,155)             --         (1,155)
Net Income .....................            --             --        (10,215)             --        (10,215)
                                      --------       --------       --------       ---------       --------
Balance - March 31, 2001 .......      $ 31,308       $    (90)      $ (4,665)      $    (107)      $ 26,451
                                      ========       ========       ========       =========       ========




              The accompanying notes are an integral part of these
                            consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                       For the Years Ended March 31,
                                                                                  -------------------------------------
                                                                                     2001         2000           1999
                                                                                  ----------  ----------     ----------
Cash flows from operating activities:
Net income (loss) ............................................................    $   (9,504) $    5,397     $    3,482
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Change in accounting method .............................................          (711)         --             --
     Foreign currency translation adjustment .................................          (107)         --             --
     Non-cash purchase price adjustment ......................................          (636)         --             --
     Depreciation and amortization ...........................................         7,494       4,516          1,926
     Non-cash interest and compensation ......................................         1,149         240            337
     Deferred taxes ..........................................................         1,176          --           (350)
   Change in assets and liabilities:
     Accounts receivable .....................................................        17,720     (15,722)          (331)
     Inventory ...............................................................        (6,646)     (1,849)        (2,948)
     Income taxes receivable .................................................        (7,042)         --             --
     Prepaid expenses and other ..............................................         2,921         420           (656)
     Accounts payable and accrued expenses ...................................        (2,018)     10,770          6,665
     Income taxes payable ....................................................          (520)         48           (737)
     Federal excise taxes payable ............................................        (1,545)         --             --
     Other liabilities .......................................................         1,955          --          1,707
                                                                                  ----------  ----------     ----------
Net cash provided by operating activities ....................................         3,686       3,820          9,095
                                                                                  ----------  ----------     ----------
Cash flows from investing activities:
   Acquisition of businesses, net of cash acquired ...........................       (27,034)    (26,387)       (21,470)
   Deferred acquisition costs ................................................            --        (801)            --
   Purchase of marketable securities .........................................                        --             --
   Acquisition of property and equipment .....................................        (3,781)     (3,959)        (6,110)
                                                                                  ----------  ----------     ----------
Net cash used in investing activities ........................................       (30,815)    (31,147)       (27,580)
                                                                                  ----------  ----------     ----------
Cash flows from financing activities:
   Proceeds from bank loan ...................................................        32,255      33,744         26,710
   Repayment bank loan .......................................................        (4,008)     (3,625)        (1,875)
   Deferred financing costs ..................................................        (2,820)     (1,182)          (667)
   Preferred dividend payment ................................................          (577)     (1,160)        (1,173)
   Purchase of treasury stock ................................................            --      (1,000)            --
   Repayment of acquisition note .............................................            --          --         (4,000)
   Other .....................................................................            --          --            (79)
                                                                                  ----------  ----------     ----------
Net cash provided by financing activities ....................................        24,850      26,777         18,916
                                                                                  ----------  ----------     ----------
Net increase (decrease) in cash and cash equivalents .........................        (2,279)       (550)           431
Cash and cash equivalents, beginning of period ...............................         3,136       3,686          3,255
                                                                                  ----------  ----------     ----------
Cash and cash equivalents, end of period .....................................    $      857  $    3,136     $    3,686
                                                                                  ==========  ==========     ==========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Interest ................................................................    $    8,510  $    4,934     $    1,886
     Income taxes ............................................................         3,071       3,914          2,822

              The accompanying notes are an integral part of these
                            consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.       Organization

         Standard Automotive Corporation ("we," the "Company" or "SAC") was incorporated in Delaware in January 1997. The Company conducted no operations during the fiscal year ended March 31,1997. The Company has two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

         Truck Body/Trailer Division

         The Truck Body/Trailer Division's principal activity is the manufacture of trailer chassis, dump truck bodies, dump trailers, truck suspensions and other related assemblies for domestic customers in the inter-modal industry, construction and agricultural industries, through the following wholly owned subsidiaries:

         Ajax designs, manufactures and sells container chassis, refurbishes (or "re-manufactures") used chassis, and manufactures specialty transportation equipment. Container chassis are used to transport maritime shipping containers from container ships to inland destinations. Container chassis are sold to leasing companies, large steamship lines, railroads and trucking companies to transport overland 20-, 40-, 45- and 48-foot shipping containers. Ajax operates facilities in Hillsborough, New Jersey and Sonora, Mexico.

         R/S Truck Body Co., Inc. ("R/S"), located in Ivel, Kentucky, designs, manufactures and sells customized, high end, steel and aluminum dump truck bodies, platform bodies, custom large dump trailers, specialized truck suspension systems and related products and parts. R/S recently introduced several new products to the market, including the aluminum platform trailer and the aluminum elliptical body.

         CPS Trailer Co. ("CPS"), located in Oran, Missouri, designs, manufactures and sells bottom dump trailers, half-round end dump trailers, light-weight end dump trailers, grain hopper trailers and walking floor van trailers, used for hauling bulk commodities such as gravel and grain, and for the construction, agriculture and waste hauling industries.

         Critical Components Division

         The Critical Components Division designs, manufactures and sells precision-machined components to original equipment manufacturers ("OEMs") in the aerospace, nuclear, defense and industrial markets through the following wholly-owned subsidiaries:

         Ranor, Inc. ("Ranor"), located in Westminster, Massachusetts, specializes in the fabrication and precision machining of large metal components that exceed one hundred tons for the aerospace, nuclear, military, shipbuilding and power generation markets as well as national laboratories. Ranor manufactures domes, machined in one piece, for Boeing's Delta rocket program. Additionally, Ranor manufactures and supplies steam accumulator tanks for U.S. Navy nuclear-powered aircraft carriers, as well as large precision vacuum chambers for the National Ignition Laboratories at Lawrence Livermore. Ranor also manufactures and supplies large machined casings for ground-based, gas turbine power generation engines, and nuclear spent fuel canisters.

         Airborne Machine & Gear, Ltd. ("Airborne"), located in St. Leonard, Quebec, Canada, is principally engaged in the manufacture and sale of hot section engine components in exotic materials including Inconel (a nickel alloy), titanium and beryllium copper. Airborne operates under long-term agreements with, and is considered a preferred vendor by, its significant customers. We acquired Airborne in April 2000.

         Arell Machining, Ltd. ("Arell"), located in Anjou, Quebec, Canada, manufactures hot and cold section engine components, airframe structural components and landing gear kits and assemblies for the aerospace market. Arell operates under long term agreements with, and is considered a preferred supplier by, its significant customers. We acquired Arell in April 2000.

         The Providence Group, Inc. ("TPG"), located in Knoxville, Tennessee, is a specialized engineering services company that provides engineering services predominately in the environmental and nuclear industries. TPG designs, manufactures and operates a line of remote robotic retrieval systems used in the cleaning and transferring of stored nuclear waste. We acquired TPG in September 2000.

         Basis of Presentation

         We are currently in default of certain financial covenants under our credit facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the credit facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of September 30, 2001. We are currently operating under the terms of a forbearance agreement pursuant to which the lenders under our credit facility have agreed to forbear enforcing their rights under the credit facility for a period ending on July 17, 2001. Under the terms of the forbearance agreement, we have agreed with our lenders, among other things, that, in exchange for their forbearance, we will not request any additional loans under the credit facility, pay any dividends on our preferred stock, pay any principal or interest on our subordinated debt or make any payments in respect of earn-out obligations relating to acquisitions. As a result of our defaults under the credit facility, interest on the entire unpaid principal and interest of $95.1 million as of June 30, 2001 is accruing at default rates having a weighted average of 10.75% per annum. We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a tax payment in the amount of $634,135 on March 9, 2001, and intend to make monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. Further, the IRS has the statutory authority to impose penalties which could be material.

         The above factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         We are currently developing a business plan that will offer a basis for a restructuring proposal that we intend to provide to our creditors that we expect will include additional, new equity or equity-linked financing. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. Events of default under our existing indebtedness and our recent history of losses increase the difficulty of obtaining such additional financing. Any additional financing will require the consent of our senior lenders and, to the extent it contemplates the issuance of shares of preferred stock senior to our existing preferred stock, holders of a majority of the shares of our preferred stock. We may be unable to effectuate a restructuring proposal if we are unable to reach agreement with our creditors or existing preferred stockholders or because we are unable to obtain additional financing. In the event that we obtain additional financing and/or a restructuring of our existing indebtedness, such events could cause a change of control of the company.

         If we are unable to accomplish an out-of-court restructuring, we may seek protection from our creditors. Moreover, it is possible that our creditors may seek to initiate involuntary proceedings against us or against one or more of our subsidiaries in the United States and/or in Canada or Mexico, which would force us to make defensive voluntary filing(s) of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and to the success of our proposed restructuring transaction due to both the uncertainty created by foreign creditors' rights laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required. In addition, if we restructure our debt or file for protection from our creditors, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

2.       Acquisitions and Pro Forma Information

         In January 1998, we executed an agreement to purchase all the outstanding shares of Ajax for a total purchase price of approximately $23,819,000 (including assumed liabilities of approximately $5,772,000), comprised of a cash payment of approximately $19,618,000 and incurred a debt obligation of approximately $4,000,000 to the Ajax shareholder and other consideration valued at approximately $201,000. In connection with the acquisition, we paid advisory fees of $160,000 to certain directors and officers of the Company. The acquisition was accounted for as a purchase and, accordingly, our 1998 financial statements include the results and activity of Ajax for only the period of January 27, 1998 through March 31, 1998. The excess of the purchase price over the fair value of Ajax's net assets at the date of acquisition totaled approximately $15,257,000. This amount is being amortized on a straight-line basis over a 20-year period. The final allocation of the Ajax purchase price was subject to a post closing balance sheet adjustment which increased the purchase price by $453,000. The total amount due of $4,453,000 has been paid to the Ajax shareholder.

         In July 1998, we purchased all the outstanding shares of Barclay Investments, Inc. ("Barclay"), a non-operating entity, and R/S. In September 1998, we purchased all the outstanding shares of CPS. In connection with these acquisitions, we paid advisory fees of $813,000 to certain directors and officers of the Company. These acquisitions were accounted for using the purchase-method of accounting. The aggregate purchase price of approximately $24,000,000 (including assumed liabilities of approximately $9,982,000) has been allocated to the assets acquired and liabilities assumed based on respective fair values at the dates of acquisition. The excess of the purchase price over the fair value of net assets of R/S and CPS at the dates of acquisition totaled approximately $14,492,000. This amount is being amortized on a straight-line basis over a period not to exceed forty years. The Company had independent appraisals performed in order to properly value and amortize the useful lives of the assets acquired.

         In June 1999, we acquired all of the outstanding capital stock of Critical Components Corporation ("CCC"), a non-operating company, and through CCC, acquired substantially all of the assets of Ranor, a fabricator of large precision assemblies for the aerospace, nuclear, industrial and defense markets. In connection with the acquisition, we paid advisory fees consisting of 180,000 shares of common stock and $952,000 in cash to Redstone Advisors, a related party. The consideration paid to Ranor was $28,800,000 (including assumed liabilities of approximately $1,398,000), subject to final adjustment, of which $23,500,000 was paid in cash and $5,300,000 was paid in the form of convertible subordinated notes, issued by the Company and convertible into common stock of Critical Components Corporation. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired was approximately $16,200,000.

         In April 2000, we acquired all of the outstanding capital stock of Airborne and Arell. In connection with the acquisition, we paid advisory fees consisting of 120,000 shares of common stock and $785,000 in cash to Redstone Advisors, a related party. The consideration paid for Airborne was approximately $13,910,000, of which $12,342,000 was paid in cash to the seller and $1,568,000 was incurred in fees. The consideration for Arell was approximately $9,694,000, of which $8,556,000 was paid in cash to the seller and $1,138,000 was incurred in fees. The acquisiton was accounted for as a purchase.

         We obtained independent appraisals to value and determine the useful lives of the assets of both Airborne and Arell. The excess of the purchase prices over the net assets acquired from Airborne and Arell was approximately $8,001,000 and $6,468,000, respectively. Such amounts are recorded among the intangible assets and are being amortized over 20 years.

         To the extent that Airborne and Arell generate a cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least $5.7 million in any of the three years following the date of acquisition the former owners are entitled to receive earn out payments in respect of that year. In the event that all EBITDA targets are achieved in the three years following the closing, these payments would total an additional $5.1 million.

         On August 31, 2000, we acquired all of the capital stock of TPG. In connection with the acquisition, we paid advisory fees of $409,000 to Mayfair

Associates, a related party owned by William Merker, the brother of Steven Merker, former Chairman. The consideration paid for TPG was approximately $3,322,000 consisting of a $3,000,000 payment to the seller, as well as acquisition-related expenses of approximately $322,000. As part of the agreement the seller agreed to deliver $1 million of net book value at the closing. The Company determined that such amount was not delivered. The seller settled the matter by waving its future earn out rights. The acquisition has been accounted for as a purchase. During March 2001, we recorded a charge of $966,000 against gooodwill related to the writedown of certain amounts due from the seller.

         The following unaudited pro forma consolidated statements of operations data for the years ended March 31, 2001 and 2000 give effect of the acquisitions of Airborne, Arell and TPG as if each of these acquisitions had occurred on April 1, 2000 and 1999.

                                              Year Ended          Year Ended
                                            March 31, 2001      March 31, 2000
                                            --------------      --------------
Pro Forma:

Revenues, net..........................  $       143,001      $       183,068
Operating income.......................              893               19,911
Net income.............................          (10,409)               8,032
                                         =================    =================
Preferred dividend.....................            1,155                1,160
Basic net income (loss) per share......  $         (3.11)     $          1.90
                                         =================    =================
Diluted net income (loss) per share....  $         (3.11)     $          1.65
                                         =================    =================


         The pro forma operating results reflect estimated adjustments for amortization expense on intangibles arising from the acquisitions and interest expense on the acquisition debt and also the related tax effects thereon.

         Pro forma results of operations information is not necessarily indicative of either the results of operations that would have occurred had the acquisitions been consummated as of April 1, 2000 or future results of the combined companies.

3.       Change in Accounting Policy

         Prior to January 1, 2001, we recognized revenue on sales of truck chassis manufactured by an operating entity in our Truck Body/Trailer Division using the "bill and hold" method of accounting. We employed this method because, based on the customer's request, we manufactured and segregated truck chassis for delivery based on the customers predetermined needs. We believe these arrangements met all of the requirements of Staff Accounting Bulletin, Revenue Recognition in Financial Statements ("SAB 101") regarding "bill and hold" sales. In the fourth quarter of fiscal 2001, we changed our accounting policy for revenue recognition with respect to these sales to record revenue after receipt of the chassis by the customer. The administrative effort to maintain the former policy was too burdensome and not cost effective for us as well as our customers and accordingly we will recognize revenue on these types of sales when the customer takes physical possession of the chassis. The effect of the change in fiscal 2001 was to decrease revenue for "bill and hold" sales recognized in fiscal 2001 prior to the change and to increase revenue as a cumulative adjustment for "bill and hold" sales recognized in fiscal 2000. These changes increased fiscal 2001 revenues by $8,511,000, net income by $562,000, and earnings per share by $0.15. The net effect of the change related to fiscal 2001 beginning retained earnings of $(711,000) and $(0.19) earnings per share has been reflected as a cumulative change in the accompanying Consolidated Statements of Operations.

4.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and our subsidiaries. All inter-company accounts and transactions are eliminated in consolidation.

         Revenue Recognition

         Truck Body/Trailer Division

         Revenue is recognized in all operating entities included in the Truck Body/Trailer Division when there is pervasive evidence of an arrangement, delivery has occurred, no future obligations exist, and payment is reasonably assured. (See Note 3 for discussion of a change in accounting policy).

         Critical Components Division

         Revenue is recognized in all operating entities included in the Critical Components Division when there is pervasive evidence of an arrangement, delivery has occurred, no future obligations exist, and payment is reasonably assured. In the case of long-term contracts revenue is recognized using the percentage-of-completion method of accounting. Costs include value-added raw materials, direct engineering and manufacturing costs, applicable overheads, and special tooling and test equipment. Revenues and earnings on uncompleted contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Management evaluates each contract to determine the best indication of completion. Such indicators could be cost incurred, labor incurred or units shipped. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Progress billings are made according to the terms of the contract.

         Warranties

         The Company accrues for its obligation to warrant that its products are free from defects in design, materials and workmanship generally for one year from the date of purchase.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents.

         Marketable Securities

         When applicable, the Company applies Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, marketable debt and equity securities are reported at fair value, with unrealized gains and losses from those securities reported as separate component of stockholders' equity.

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

         Inventory

         Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. Acquired inventory from the acquisitions was adjusted to its then fair market value. Costs of revenues include charges of $309,000, $295,000 and $531,000 in the fiscal years ended March 31, 2001, 2000 and 1999, respectively, representing the effects of this adjustment as the inventory was sold.

         Property and Equipment

         Property and equipment related to acquisitions are stated at their fair values at the acquisition dates. Property and equipment purchased by the Company are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes. The estimated lives used in depreciating the assets are:

                                                          Years
                                                          -----
Transportation equipment                                  3 - 5
Furniture, fixtures and office equipment                  5 - 10
Machinery and equipment                                   5 - 15
Buildings                                                30 - 40
Leasehold improvements                      Shorter of lease term or useful life

         Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized. Expenditures for routine maintenance and repairs are charged to expense as incurred.

         Long-Lived Assets

         We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. We review the recoverability of the carrying values of long-lived assets, primarily property, plant and equipment and related goodwill and other intangible assets for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. Under the standard, impairment losses are recognized when expected future cash flows are less than the asset's carrying value. When indicators of the impairment are present, the carrying values of the assets are evaluated in relation to the operating performance and future discounted cash flows of the underlying business. The net book value of the underlying assets is adjusted to fair value if the sum of the expected future undiscounted cash flows is less than book value. Fair values are based on quoted market prices and assumptions concerning the amount and timing of the estimated cash flows and assumed discounted rates, reflecting varying degrees of perceived risk. Management has performed a review of all long-lived assets and determined that no impairment of the respective carrying values have occurred as of March 31, 2001, 2000 and 1999.

         Deferred Financing Costs

         At March 31, 2001 and 2000 costs of approximately $4,175,000 and $2,234,000, respectively, were capitalized in connection with financing acquisitions. The deferred financing costs are amortized over the life of the financing.

         Net Income (Loss) per Common Share

         We compute net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Under the provisions of SFAS No. 128, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income
(loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding. SFAS No. 128 requires the presentation of both Basic EPS and Diluted EPS on the face of the consolidated statements of operations.

         Foreign Currency

         All assets and liabilities of foreign subsidiaries are translated into U.S. Dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates during the fiscal year. The resulting translation adjustments are recorded as a component of Stockholders' Equity in accompanying Consolidated Financial Statement. Gains or losses resulting from foreign currency transactions are included in the accompanying Consolidated Statements of Operations.

         Derivative Instruments and Hedging Activities

         In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. The Statement defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was issued in June 1998 and establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either as asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for the Company beginning April 1, 2001. We believe that the implementation of SFAS No. 133 will not have a material impact on our financial position or results of operations.

         Recently Issued Accounting Pronouncements

         In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules that require the Company to obtain independent appraisals of certain of its operating units, which must be completed within six months from adoption.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The costs we will ultimately incur and the value of assets ultimately realized could differ in the near term from the related amounts reflected in the accompanying financial statements.

         Significant accounting estimates include valuation of inventory, useful lives of property, equipment and intangible assets, the allocation of purchase prices, the measurement of contingencies and percentage of completion on long-term contracts.

         Fair Value of Financial Instruments

         Generally accepted accounting principles require disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. For cash equivalents, marketable securities, accounts receivable, accounts payable, and debt instruments, it is estimated that the carrying amounts at March 31, 2001 and 2000 approximated fair values for these instruments because of their short-term maturity, their interest rates or their payment terms.

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

         During March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 was effective on July 1, 2000.

5.       Inventory

         Inventory is comprised of the following:

                                                        March 31
                                              --------------------------------
                                                   2001               2000
                                              -------------      -------------
                    Raw materials...........  $  10,762,000      $   9,977,000
                    Work in progress........      8,057,000          2,545,000
                    Finished goods..........     13,233,000          8,080,000
                                              -------------      -------------
                                              $  32,052,000      $  20,602,000
                                              =============      =============

6.       Property and Equipment, net

         Property and equipment are summarized by major classifications as follows:

                                                               March 31,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
Transportation equipment ...........................   $   798,000   $   765,000
Leasehold improvements .............................     4,120,000     3,713,000
Furniture, fixtures and office equipment ...........     3,602,000     1,860,000
Machinery and equipment ............................    26,718,000    20,142,000
Building ...........................................    14,536,000    12,546,000
Land ...............................................     3,595,000     3,139,000
                                                       -----------   -----------
         Total .....................................    53,369,000    42,165,000
Less:  Accumulated depreciation and amortization ...     8,478,000     3,441,000
                                                       -----------   -----------
                                                       $44,891,000   $38,724,000
                                                       ===========   ===========

         Depreciation and amortization expense for the years ended March 31, 2001, 2000 and 1999 was $4,633,000, $2,625,000 and $581,000, respectively.

7.       Long Term Debt and Credit Agreements

         Classification

      Due to the effects of the default events described below, all long term debt has been classified as a current liability on the accompanying consolidated balance sheet.

         Term and Revolver Loans

         In July 1998 the Company and certain of its subsidiaries (acting as Guarantors) entered into, with PNC Bank, N.A. ("PNC"), both individually and as agent for other financial institutions a $40,000,000 Term Loan and Revolving Credit Facility ("Credit Facility"). The Credit Facility provided for a term loan in the amount of $25,000,000 and a revolving loan in the principal amount of $15,000,000 (collectively, the "Loans"). Portions of the term loan were used to fund the acquisitions of R/S and CPS and to retire certain indebtedness of R/S, CPS and the Company.

         In June 1999, the Company obtained an increase in its existing Credit Facility arrangement from $40,000,000 to $68,125,000 through PNC and PNC Capital Markets to consummate the acquisition of Ranor. The Company's Credit Facility, as amended, provided for Term Loans in the principal amount of $48,125,000 and a Revolving Loan in the principal amount of $20,000,000 (the "Loans"). The principal of the Term Loans was payable in two installments: $23,125,000 due June 2004 and $25,000,000 due June 2005. Amounts outstanding under the Revolving Loan were payable in full in July 2002, subject to the Company's request, with the approval of the lenders, to extend the due date for one year, with a maximum extension of two one year periods.

         In April 2000, we acquired Airborne and Arell. The funding to complete the acquisitions was obtained through increasing our existing Credit Facility of $68,125,000 to $100,000,000.

         Our Credit Facility, as amended on April 25, 2000, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million or the June 2001 principal payment of $1.6 million.

         All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. In addition, the Credit Facility imposes significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our Credit Facility contains covenants regarding the maintenance of certain financial ratios.

         In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.7 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of September 30, 2001. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. We are currently operating under the terms of a forbearance agreement pursuant to which the lenders under the Credit Facility have agreed to forbear enforcing their rights under the Credit Facility for a period ending on July 17, 2001. Under the terms of the forbearance agreement, we have agreed with our lenders, among other things, that, in exchange for their forbearance, we will not request any additional loans under the Credit Facility, pay any dividends on our preferred stock, pay any principal or interest on our subordinated debt or make any payments in respect of earn-out obligations relating to acquisitions.

         While we believe that we are currently in compliance with the terms of the forbearance agreement, failure to observe or perform one or more covenants under the Credit Agreement not covered by the forbearance agreement, or failure to observe or perform the covenants of the forbearance agreement itself, at any given time will require us to obtain a waiver or consent from the lenders, or refinance the Credit Facility. In addition, the forbearance agreement only prohibits the lenders from exercising their rights in respect of specified defaults for a period ending on July 17, 2001. If we are unable after the term of the forbearance agreement to comply with the covenants of the Credit Facility, including bringing our payment obligations thereunder current, our failure to so comply could constitute an event of default under the Credit Facility, and we would be required to obtain a waiver or consent from the lenders, or refinance the Credit Facility. Such a waiver, consent or refinancing may not be available to us on reasonable terms. Upon the occurrence of an event of default under our Credit Facility, the lenders could elect to declare all amounts outstanding under the Credit Facility, together with our accrued interest and certain expenses, to be immediately due and payable and could begin to foreclose on our assets. Our failure to comply with any of these covenants or restrictions could also limit our ability to obtain future financings.

         Interest on the amounts outstanding under the Loans is payable monthly and generally accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Facility. As of March 31, 2001 the rate of interest for the Loans is 10.75%, which is the default rate. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

         At March 31, 2001 the total amount outstanding under the Credit Facility was $91,000,000, excluding $1,500,000 of accrued interest.

         The following are the future net minimum principal payments under the terms of the original Credit Agreement which do not include payments in default:

                    Year Ending March 31,                     Amount
              -------------------------------      ----------------------------
              2002                                       $     6,250,000
              2003                                             7,750,000
              2004                                             9,250,000
              2005                                            10,250,000
              2006 and thereafter                             56,250,000
                                                   ----------------------------
                                                         $    89,750,000
         Seller Financing

      As part of the acquisition of Ranor in June 1999 the sellers of Ranor were issued $5,300,000 of three-year, 6% interest only, convertible subordinated notes, convertible into common stock of Critical Components Corporation. The balance outstanding for the convertible subordinated notes at March 31, 2001 was $4,550,000 as a result of the settlement from an arbitration entered into by the parties. Interest is payable quarterly in arrears. As of March 31, 2001, we were in default in respect of $411,300 in interest payments under the convertible subordinated notes.

         In connection with the acquisition of Ajax, the Company incurred an obligation of approximately $4,000,000 to the Ajax shareholder. The note was secured by the assets of the Company and accrued interest at a rate of 10% per annum. The outstanding principal was paid in full in July 1999.

8.       Stockholders' Equity

         Initial Public Offering

         In January 1998, the Company completed an Initial Public Offering (the "IPO") of its securities consisting of 1,150,000 shares of convertible preferred stock and 1,495,000 shares of common stock, including the exercise of the Underwriters' over-allotment option, from which it derived net proceeds of approximately $23,988,000.

         Common Stock Reserved for Issuance

         At March 31, 2001 and 2000, the Company had reserved 2,604,000 shares for issuance upon the exercise of stock options, warrants and the conversion of preferred stock.

         Convertible Redeemable Preferred Stock ("Preferred Stock")

         Dividends on the Company's Preferred Stock are payable at a rate of $1.02 per year on a quarterly basis and are convertible into common stock on a one to one basis after July 21, 1998. The Preferred Stock's conversion rate is subject to adjustment under certain circumstances, which include the failure to pay the dividend in a timely manner.

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

         The annual dividend requirement on our Preferred Stock is $1,155,000. During the quarter ending December 31, 2000 and the quarter ending March 31, 2001, we suspended dividend payments amounting to $578,000 on the Preferred Stock. Unpaid dividends on the Preferred Stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, if any, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividends or future dividends on the Preferred Stock. Further, we will need approval from our Senior Lenders to resume payment of the Preferred Dividend.

         Stock Options and Warrants

         Under the 1997 Stock Option Plan, as amended, the Company may grant non-qualified and incentive stock options to certain officers, employees and directors. The options expire one to ten years from the grant date or five years for grants to shareholders who own more than 10% of the Company's stock. The options may be exercised subject to continued service and certain other conditions. Accelerated vesting occurs following a change in control of the Company and under certain other conditions. The Company may grant an aggregate of 1,000,000 shares under the plan. To date the Company has granted a total of 937,815 shares.

         The per share exercise price for options granted under the Plan is determined by the Board of Directors, provided that the exercise price of an incentive stock options ("ISO") will not be less than 100% of the fair market value of a share of the common stock on the date the option is granted (110% of fair market value on the date of grant of an ISO if the grantee owns more than 10% of the common stock of the Company). Upon exercise of an option, the grantee may pay the purchase price with previously acquired shares of common stock of the Company or, at the discretion of the Board of Directors, the Company may loan some or the entire purchase price to the grantee.

         Both William Merker, a former director, holding 225,000 warrants and a former employee holding 25,000 options have the right to cashless exercise of these instruments without approval of the Board. As a result, these options are accounted for on a variable basis. Because the market value of the underlying stock has been less than the exercise price of the options, there has been no impact to the Company's results of operations or financial position to date.

         Under SFAS No. 123, the Company estimates the fair value of each stock option and warrant at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1999 grants: (1) expected lives of one to seven years; (2) dividend yield of 0%; (3) expected volatility of 62.9%; and (4) risk-free interest rate of 4.89%. If compensation cost for the Company's stock option grants had been determined in accordance with SFAS No. 123, net income available to common stockholders and earnings per share would have been reduced by approximately $221,000 and $0.07, respectively, for the year ended March 31, 1999.

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

         For the year ended March 31, 2001 the stock option and warrant grants were valued with the following weighted average assumptions: (1) expected lives of five years; (2) dividend yield of 0%; (3) expected volatility of 73%; and (4) risk-free interest rate of 6.66%. If compensation cost for the Company's stock option grants had been determined in accordance with SFAS No. 123, net income available to common stockholders and earnings per share would have been reduced by approximately $570,613 and $0.15, respectively, for the year ended March 31, 2001.

         The following table summarizes information about stock options and warrants outstanding at March 31, 2001:

                                      Options/Warrants Outstanding                     Options/Warrants Exercisable
                                      ----------------------------                     ----------------------------
                                                    Weighted
                                                     Average       Weighted                                   Weighted
                                                    Remaining       Average                                    Average
 Range of Exercise        Number of Options/       Contractual     Exercise          Number of Options/       Exercise
      Prices             Warrants Outstanding          Life         Price           Warrants Exercisable        Price
 -----------------       --------------------      -----------     --------         --------------------      --------
   $5.94 - 8.56                  516,265               4.15       $   7.21                  223,066           $   7.01
   $9.04 - 11.50                 565,000               3.84       $  10.64                  485,666           $  10.73
  $15.88 - 19.80                 152,000               6.13       $  16.58                   93,999           $  16.78
                          ------------------                                         ------------------
                               1,233,265               4.25       $   9.94                  802,731           $  10.40
                          ==================                                         ==================


                                                1999                         2000                          2001
                                               Weighted                     Weighted                      Weighted
                                               Average                      Average                      Average
                                               Exercise                     Exercise                      Exercise
                                    Shares      Price            Shares      Price            Shares       Price
                                    -------    --------        ---------    --------        ---------     --------
Shares under Option/
   Warrant beginning of
   period..................         352,000    $  10.89          785,880    $   9.38        1,111,265     $  10.24
Granted....................         436,500    $   8.12          329,315    $  12.29          122,000     $   7.18
Canceled...................          (2,620)   $   5.94           (3,930)   $   8.47               --     $     --
Exercised..................              --    $     --               --    $     --               --     $     --
                                    -------    --------        ---------    --------        ---------     --------
Shares under Option/
   Warrant end of period...         785,880    $   9.38        1,111,265    $  10.24        1,233,265     $   9.94
                                    =======    ========        =========    ========        =========     ========

         Options available for grant total 62,185. The weighted average fair value of options and warrants granted during the years ended March 31, 1999, 2000 and 2001 was $7.28, $6.77 and $4.68, respectively.

         The Company granted 120,000 warrants in 1999 to a non-related third party in connection with services rendered to the Company. Such warrants vest over a period of five years. The expense related to the grants approximates $200,000 in 1999, 2000 and 2001.

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

9.       Basic and Diluted Net Income Per Common Share

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

                                                  (in thousands, except net income per share data)
                                                          For the Fiscal Year Ended March 31,
                                                          ----------------------------------
                                                            2001        2000       1999
                                                          --------    --------   --------
NUMERATOR:
Net income (loss)  before cumulative effect of change
   in accounting principle ............................   $ (9,504)   $  5,397   $  3,482
Cumulative effect on prior years of changing to a
   different method of recognizing revenue ............   $   (711)         --         --
Convertible preferred dividends on dilutive convertible
   preferred stock ....................................   $  1,155       1,160      1,173
                                                          --------    --------   --------
Income (loss) available to common stockholders used in
   computing dilutive net income or net loss per share    $(11,370)   $  4,237   $  3,482
                                                          ========    ========   ========

DENOMINATOR:
Weighted average number of common shares outstanding
   used in computing basic net income or net loss per
   share ..............................................      3,716       3,623      3,356
Common equivalent shares:
     Convertible preferred stock ......................         --       1,139         --
     Options ..........................................         --          88         --
     Warrants .........................................         --          17         --
                                                          --------    --------   --------

                                                  (in thousands, except net income per share data)
                                                          For the Fiscal Year Ended March 31,
                                                          ----------------------------------
                                                            2001        2000       1999
                                                          --------    --------   --------
Weighted average number of common shares and common
   equivalent shares used in computing dilutive net
   income or net loss per share .......................      3,715       4,867      3,356
                                                          ========    ========   ========
Basic net income (loss) per share .....................   $  (3.06)   $   1.17   $   0.69
                                                          ========    ========   ========
Diluted net income (loss) per share ...................   $  (3.06)   $   1.11   $   0.69
                                                          ========    ========   ========

10.       Income Taxes

         The provision (benefit) for income taxes for the years ended March 31, 2001, 2000 and 1999 consists of the following components:

                                                            March 31,
                                         ------------------------------------------------
                                             2001              2000              1999
                                         -----------       -----------       -----------
         Current:
              Federal .............      $(6,417,000)      $ 3,065,000       $ 2,141,000
              State ...............         (175,000)          817,000           312,000
              International .......        6,592,000                --                --
                                         -----------       -----------       -----------
                                          (2,860,950)        3,882,000         2,453,000
                                         -----------       -----------       -----------
         Deferred:
              Federal .............        1,406,000            63,000           199,000
              State ...............          671,000            10,000          (386,000)
                                         -----------       -----------       -----------
                                           2,077,000            73,000          (187,000)
                                         -----------       -----------       -----------

              Foreign .............        2,968,000                --                --

         Total provision ..........      $(1,547,000)      $ 3,955,000       $ 2,266,000
                                         ===========       ===========       ===========


         Deferred tax assets and liabilities consist of the following items:

                                                                    March 31,
                                                          -------------------------------
                                                              2001               2000
                                                          -----------        -----------
         Deferred tax asset (liability):
         KREDA ....................................       $   168,000        $   124,000
         Accounts receivable ......................           144,000             84,000
         Inventory ................................           146,000            180,000
         Accrued liabilities ......................           364,000             45,000
         Start-up costs ...........................                --            341,000
         Net operating loss carry foward ..........         1,275,000                 --
         Depreciation .............................        (3,460,000)                --
         Other ....................................            95,000             (6,000)
                                                          -----------        -----------
         Total deferred tax assets, gross .........        (1,264,000)           768,000
              Less valuation allowance ............        (2,207,000)                --
                                                          -----------        -----------
         Total deferred tax assets ................       $(3,471,000)       $   768,000
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

         Reconciliation between the Company's effective tax rate and the U.S. statutory rate for the years ended March 31, 2001, 2000 and 1999 are as follows:

                                                                          March 31,
                                                             -------------------------------
                                                              2001         2000         1999
                                                              ----         ----         ----
U.S. statutory rate .................................        (34.0)%       34.0%        34.0%
State tax ...........................................         (8.5)         6.3          7.8
Non deductible acquisition costs ....................         --           --           (1.7)
Amortization of goodwill ............................          5.9          4.9          6.2
KREDA ...............................................         --           --           (2.1)
Valuation ...........................................         12.9         (3.4)        (5.5)
Foreign .............................................          6.1         (3.4)        (5.5)
Other ...............................................          3.6          0.5          0.7
                                                              ----         ----         ----
Total effective tax rate ............................        (14.0)%        42.3%        39.4%
                                                              ====         ====         ====


11.      Related Party Transactions

         In January 1998, we, together with Carl Massaro, the former owner of Ajax, entered into a "triple net" lease of the former Ajax factory and office facility owned by Carl Massaro and presently occupied by us. The lease provides for annual rent of $600,000, which is payable monthly, and approximately $63,000 annually in triple net expenses for the first year. During the initial five-year term of the lease, we have the option to purchase the leased facility and land for a cash purchase price of $6.5 million, provided we are not in default under the lease. The terms of the lease, including the purchase option, were determined through arms' length negotiation.

         In December 2000, we entered into an 18-month agreement with William Merker, paying him $20,000 per month for operational consulting services. On May 16, 2001, that consulting services agreement, under which Mr. Merker had received $100,000, was superseded by a separation and general release agreement providing for a final payment of $20,000. Additionally, Mr. Merker is to receive $500 per month and health insurance benefits through May 31, 2002. The release also contains restrictive covenants prohibiting Mr. Merker from directly or indirectly competing with us for an 18-month period or from soliciting or servicing any of our suppliers or customers for any competitive purpose for a 24-month period.

         On May 16, 2001, we entered into an agreement with William Merker, then a director, to settle a dispute regarding the propriety of William Merker's relationship with the agent associated with the purchase of Arell, Airborne and TPG. Pursuant to the terms of this agreement, Mr. William Merker agreed to transfer to us 200,000 shares of common stock held by him. In addition, Mr. William Merker agreed to provide us with a promissory note, payable in three months, in an aggregate principal amount equal to the amount by which $800,000 exceeds the fair market value of the transferred shares as determined by an independent appraiser.

         William Merker, a director of the Company from August 1997 until May of 2001 and a 5% stockholder, is the sole director and stockholder of Industrial Precision Corp. ("IPC"), a privately held precision machining company. During April 2001, we entered into an agreement with IPC pursuant to which we assigned to IPC our rights under letters of intent or otherwise with respect to acquisition transactions for nine machining companies in exchange for 5% of the founder's stock of IPC and the right to receive a fee of $225,000 in cash for each acquisition that is consummated before May 2003 by IPC with the companies subject to the agreement. Additionally, IPC is obligated to give us a right of first refusal to manufacture any of its requirements for which we have the capability (i.e., if IPC has a bona fide third-party offer to manufacture any requirements, IPC must offer us ten days to commit to the requirement on the same price, terms and conditions).

         William Merker, a director of the Company from August 1997 until May 2001 and a 5% stockholder, and Steven J. Merker, a director, member of our Compensation Committee and 5% stockholder, are directors of Invatech Corporation ("Invatech"), a privately held environmental services and products company. Joseph Spinella, a director, a member of our Compensation Committee, our Secretary, and our Chief Financial Officer since August 1999, and Paul Provost, a director, were directors of Invatech in the last fiscal year. Beginning in the last fiscal year, we have provided Invatech with office space and related office-support services in our New York City offices. We do not have a formal written agreement with, nor do we receive any payments from, Invatech. We estimate the value of the office space and services provided in the last fiscal year to be approximately $88,000.

         The Company and certain officers and consultants have executed employment agreements which provide for, in certain circumstances, minimum annual salaries to be paid over specified terms. Future commitments for such payments are as follows:

                     Year Ending March 31,           Amount
                     ---------------------           ------
                2002........................         975,000
                2003........................         576,000
                                                  ----------
                                                  $1,551,000
                                                  ==========


12.      Major Customers and Concentrations

         Major Customers

         Three customers individually accounted for 14%, 13% and 12% of net sales for the fiscal year ended March 31, 2001. Three customers individually accounted for 33%, 15% and 5% of net sales for the fiscal year ended March 31, 2000. Three customers individually accounted for 21%, 19% and 14% of net sales for the fiscal year ended March 31, 1999.

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

         Concentrations

         The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At March 31, 2001, approximately $44,000 were invested in a domestic money market fund. At March 31, 2000 approximately $1,018,000 and $25,000 were invested in two domestic money market funds. At March 31, 1999 approximately $506,000 and $526,000 were invested in two domestic money market funds.

         Credit Risk

         Accounts receivable are primarily composed of unsecured balances. The Company does not require collateral as a condition of sale.

         At March 31, 2001, the Company had one customer with an individual balance in excess of [10%] of consolidated accounts receivable. In the aggregate, this customer comprised approximately [30%] of the net accounts receivable balance. At March 31, 2000, the Company had two customers with individual balances in excess of 10% of consolidated accounts receivable. In the aggregate, these two customers comprise approximately 48% of the net accounts receivable balance.

13.      Commitments and Contingencies

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

Violation of Federal and State Air Quality Regulation

         On March 16, 1999 the Company and the New Jersey Department of Environmental Protection (NJDEP) entered into a Stipulation of Settlement by which the Company, without admission of liability, agreed to withdraw legal challenges against NJDEP and pay NJDEP $234,000 over a three-year period commencing December 31, 1999. The initial installment of $95,000 was paid December 31,1999. The Company plans to pay the second installment of $95,000 in September 2001 which was due in April 2001. As part of the settlement, NJDEP (1) has withdrawn and settled all alleged Company emission violations of air volatile compounds ("VOCs") dating from the initiation of the Company's predecessor business in 1992 through February 28, 1999; and (2) has granted the Company a new VOC permit that roughly doubles allowable VOC emissions to 51.5 tons per year. As required under the new VOC permit, the Company has installed a computer system to calculate VOC emission data. Such data are periodically reconciled with purchasing and production data. At current rates of production, all VOC emissions are within permit limits. The remaining balance as of March 31, 2001 has been accrued.

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

         We are subject to Federal, state and local laws and regulations relating to our operations, including building and occupancy codes, occupational safety and environmental laws including laws governing the use, discharge and disposal of hazardous materials. Except as otherwise described above with regard to air quality regulations, the Company is not aware of any material non-compliance with any such laws and regulations. The Company is a manufacturer of truck trailer chassis and is covered by Standard Industrial Code (SIC) #3715. Companies covered by SIC Code #3715 are among those companies subject to the New Jersey Industrial Site Recovery Act ("ISRA"). Pursuant to ISRA, the Company is conducting an investigation into any environmental "Areas of Concern" ("AOCs") that may be present at the facility. The Company has entered into a Remediation Agreement with NJDEP by which the Company will fulfill its obligations under ISRA. AOCs could require remediation, which could have a material adverse effect on the Company.

         In March 1998, as part of the ISRA Remediation Agreement with NJDEP, the Company performed soil and sediment sampling at various locations at the facility. The sampling results were within NJDEP compliance limits with the exception of results for certain metals detected in soil around roof downspouts at the facility. The Company has engaged a contractor to perform additional sampling at these locations, the results of which have been forwarded to NJDEP. NJDEP and the Company are presently reviewing results generated January 31, 2001. If these results indicate, additional investigations may be necessary or remedial action including removal and replacement of affected soil may be needed. The cost of such additional investigation or action, if necessary, is not expected to be material to the Company's financial position.

         Legal Proceedings

         From time to time, we are named as a defendant in various lawsuits, none of which is expected to have a material adverse effect on our business, financial position or results of operations, except as described below.

         In connection with the Ranor acquisition, we arbitrated a dispute arising from Ranor's misrepresentation, in the asset purchase agreement, in connection with its financial statements. As a result of the arbitration, the asset purchase price was reduced by $750,000.

         We are subject to the New Jersey Industrial Site Recovery Act, pursuant to which we have agreed to investigate and possibly remediate environmental contamination that may be present at our New Jersey facility. The cost of any required remediation determined to be necessary is not expected to be material but could prove to be substantial and, in such case, could have a material adverse affect on our business, financial position or results of operations.

         We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a tax payment in the amount of $634,135 on March 9, 2001, and intend to make monthly payments of $20,000 on July 15, 2001, August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Our financial statements include approximately $1.3 million for interest on the federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

         On March 1, 2001, in the United States Court of Appeals for the Sixth Circuit, we filed a Petition for Review of an order of the National Labor Relations Board ("NLRB") ruling that 18 employees at our facility in Ivel, Kentucky are to be represented under a collective bargaining agreement. The matter is currently pending before the Sixth Circuit Court of Appeals in Cincinnati, Ohio. If the Sixth Circuit rules in favor of the NLRB, the employees will be reinstated with back pay.

         On June 22, 2001, the United States District Court for the Eastern District of Wisconsin entered a judgment of $570,000 against our subsidiary R/S in a suit brought by a former distributor with whom R/S terminated its relationship in September 1999. On July 3, 2001, we filed a motion with the court seeking judgment in our favor as a matter of law notwithstanding the verdict and filed a motion for a new trial, arguing that the evidence adduced at trial does not support the jury's verdict. In our motion for a new trial, we requested that the court, in the alternative, reduce the amount of the jury's verdict to a figure reasonably supported by the evidence. The court has yet to rule on our motions. We believe that our position is meritorious and intend to vigorously defend our interests in this matter. The Company set up an accrual for $570,000.

         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2004. Some of the leases have renewal options and most contain provision for passing though certain incremental cost. Future net minimum annual rental payments under non-cancelable leases are as follows:

                    Year Ending March 31,                Amount
                    ---------------------                ------
               2002........................             2,364,426
               2003........................             2,032,473
               2004........................             1,018,207
               2005........................               116,856
               2006........................                13,904
                                                    -------------
                                                    $   5,545,866
                                                    =============


         Rent expense for the year ended March 31, 2001, 2000 and 1999 totaled $1,525,000, $1,273,000 and $610,000, respectively.

         On July 1, 2000, CPS entered into a 12 month operating lease agreement (the "Lease") with an unrelated party (the "Lessor") to utilize the Lessor's production facility. The Lease called for 12 monthly installments of $15,000 with a purchase option available at its expiration. The Lease was terminable at the Company's sole discretion upon 30 days notice. Upon termination, CPS was required to provide the Lessor net assets with a book value of $144,000. Included in this Lease is the obligation of CPS to fund the monthly payments of all the outstanding debt of the Lessor.

         As of March 31, 2001, management decided that at the end of the 12 months the option to purchase would not be exercised. In connection with this decision, the Company recorded a one time charge of $456,000. Finally, the Company incurred an additional $693,000 of losses relating to this activity.

         Defined Contribution Plan

         In Fiscal 1999 the Company adopted a defined contribution 401(k) plan. All eligible U.S. employees of the Company may participate in the plan. Participants may contribute up to 15% of their eligible compensation, as defined. The Company may make discretionary profit sharing contributions to the plan. For the fiscal years ended March 31, 2001, 2000 and 1999 the Company's expense related to the plan was $347,000, $338,846 and $33,036, respectively. Approximately $190,000 of the contribution for 2001 has not been funded.

         In February 2001, the Company paid $145,000 relating to the amounts due under this plan for the months ended November and December 2000. Effective January 1,2001, the Company has suspended its discretionary contribution requirements under further notice.

14.      Quarterly Information (Unaudited)

         Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 2001.

                                                     Fiscal Year 2001, Quarters ended
                                          -------------------------------------------------------
                                            March 31     December 31   September 30     June 30
                                          -----------    -----------   ------------   -----------
Revenue ............................      $    19,511    $    32,329    $    41,342   $    44,169
Operating income ...................           (8,583)           972          3,944         4,907
Income Taxes .......................           (1,795)        (1,335)           506         1,077
Net Income (loss) ..................          (10,166)        (1,876)           577         1,250
Net income (loss) available to
   common stockholders .............      $   (10,454)   $    (2,165)   $       288   $       961
                                          ===========    ===========    ===========   ===========
Basic net income (loss) per share ..      $     (2.81)   $     (0.58)   $      0.07   $      0.26
                                          ===========    ===========    ===========   ===========
Diluted net income (loss) per share       $     (2.81)   $     (0.58)   $      0.07   $      0.26
                                          ===========    ===========    ===========   ===========


         We made an adjustment to the first, second, and third quarter of fiscal year ended March 31, 2001, for accrued interest expense on the arrearage of our federal excise tax which was not previously reflected in the quarterly statements in the amount of $175, $152, and $197, respectively.

         The revenue for the three months ended June 30, 2000 and September 30, 2000 have been restated to reflect the change in accounting policy described in Footnote 3 in the amounts of $7,365 and $3,082, respectively.

         During the fourth quarter of fiscal 2001 the Company determined that first quarter sales related to one of its business units included in the Truck Body Division were overstated by $2,330. The second and third quarter ended September 30, 2000, and December 31, 2000 were understated by $280 and $223, respectively.

         The impact of the above items on earnings per share for the June, September, and December quarters was $ (0.01), $0.02, and $(0.04), respectively.

         Below is selected quarterly information (in thousands, except for per share data) for the year ended March 31, 2000.

                                            Fiscal Year 2000, Quarters ended
                                    --------------------------------------------------
                                      March 31   December 31  September 30   June 30
                                    -----------  -----------  ------------ -----------
Revenue ......................      $    38,374  $    41,238  $    44,820  $    35,044
Operating income .............            3,696        3,808        3,773        3,370
Income Taxes .................              863          983        1,003        1,106
Net Income ...................            1,533        1,167        1,222        1,475
Net income available to common
   stockholders ..............      $     1,244  $       878  $       933  $     1,182
                                    ===========  ===========  ===========  ===========
Basic net income per share ...      $      0.21  $      0.24  $      0.28  $      0.33
                                    ===========  ===========  ===========  ===========
Diluted net income per share .      $      0.19  $      0.24  $      0.26  $      0.33
                                    ===========  ===========  ===========  ===========

         We made an adjustment to the first, second, and third quarter of fiscal year ended March 31, 2000, for accrued interest expense on the arrearage of our federal excise tax which was not previously reflected in the quarterly statements in the amount of $65 and $0.02 per share; $104 and $0.03 per share; and $144 and $0.04 per share, respectively.

15.      Segment Information

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

         Below are the selected financial segment data for the years ended March 31, 2001 and 2000:


                               Truck Body/Trailer  Critical Components
       March 31, 2001               Division             Division           Total
------------------------------ ------------------  -------------------  ------------
                                                      (in thousands)
Revenue ......................    $     94,375        $     42,977      $    137,351
Operating Income .............           3,035               6,528             9,562
Identifiable Assets ..........           5,444              41,386            92,830
Capital Expenditures .........           1,973               2,004             3,977

       March 31, 2000
Revenue ......................    $    139,803        $     19,993      $    159,796
Operating Income .............          16,161               3,945            20,106
Identifiable Assets ..........          33,474              39,646            73,120
Capital Expenditures .........           2,276               1,683             3,959


         The following is a reconciliation of reportable segment revenues, operating income, assets and other significant items to the Company's consolidated totals for March 31, 2001:

Revenue
-------
Total revenues for reporting segments ..........................      $ 137,351
Elimination of intersegment revenues ...........................
                                                                      ---------
Total consolidated revenues ....................................      $ 137,351
                                                                      =========

Operating income
----------------
Total operating profit or loss for reporting segments ..........      $   9,563
Other corporate expenses .......................................         (8,323)
                                                                      ---------
Income before income taxes and extraordinary items .............      $  (1,240)
                                                                      =========

Assets
------
Total assets for reporting segments ............................         92,830
Goodwill not allocated to segments .............................         61,100
Other unallocated amounts ......................................          9,079
                                                                      ---------
Consolidated total .............................................      $ 163,005
                                                                      =========

                                                                  Consolidated
                                    Segment Totals   Adjustments     Totals
                                    --------------   -----------  -------------
Other Significant Items
Interest expense ................        $1,516       $10,411       $11,927
Goodwill amortization ...........            --         2,861         2,801

         The following is a reconciliation of reportable segment revenues, operating income, assets and other significant items to the Company's consolidated totals for March 31, 2000:

Revenue
Total revenues for reporting segments ........................        $ 159,796
Elimination of intersegment revenues .........................             (320)
                                                                      ---------
Total consolidated revenues ..................................        $ 159,476
                                                                      =========

Operating income
Total operating profit or loss for reporting segments ........        $  20,106
Other corporate expenses .....................................           (5,459)
                                                                      ---------
Operating income .............................................        $  14,647
                                                                      =========

Assets
Total assets for reporting segments ..........................           73,120
Goodwill not allocated to segments ...........................           44,151
Other unallocated amounts ....................................           19,994
                                                                      ---------
Consolidated total ...........................................        $ 137,265
                                                                      =========

                                                                    Consolidated
                                     Segment Totals   Adjustments      Totals
                                     --------------   -----------      ------
Other Significant Items
Interest expense ..................      $  270         $4,775         $5,045
Goodwill amortization .............          --          1,466          1,466