Form 10-K/A
period 2001-03-31
STANDARD AUTOMOTIVE CORP
filed 2001-07-27
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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


The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended March 31, 2001 filed on July 16, 2001 as set forth in the pages attached hereto.

Part II:       Item 7.        Management's Discussion and Analysis of Financial
                              Condition and Results of Operations.

               Item 8.        Financial Statements and Supplementary Data.

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

      Acquisitions


      In April 2000, we acquired all of the outstanding capital stock of Airborne and Arell. The consideration paid for Airborne during the quarter ended June 30, 2000 was approximately $12.6 million, including acquisition-related expenses of $300,000, of which approximately $12.3 was paid in cash to the sellers at closing. The consideration paid for Arell during the quarter ended June 30, 2000 was approximately $8.8 million including acquisition-related expenses of $200,000, of which approximately $8.6 million was paid in cash to the sellers at closing. To the extent that Airborne and Arell generate a cumulative earnings before interest, taxes, depreciation and amortization ("EBITDA") of at least Cdn. $9 million in any of the three years following the date of acquisition, the former owners are entitled to receive earnout payments in respect of that year. In the event that all EBITDA targets are achieved in the three years following the closing, these payments would total an additional Cdn. $8 million.

      As of March 31, 2001, Airborne and Arell have achieved the cumulative earnings targets and as a result the purchase price has been adjusted. Additionally, to the extent that Airborne and Arell generate cumulative EBITDA of at least Cdn. $31,500,000, in any of the three years following the date of acquisition, the former owners are entitled to secure 20% of the EBITDA in excess of Cdn. $31,500,000. We recorded goodwill in connection with the Airborne and Arell transactions of approximately $8.0 million and $6.5 million, respectively.


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

Item 8. Financial Statements and Supplementary Data


      Financial statements required by this Item 8 are set forth starting on page F-1.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2001.


                                     STANDARD AUTOMOTIVE CORPORATION



                                     By:         /s/ Joseph Spinella
                                          -------------------------------------
                                                   Joseph Spinella
                                          Chief Financial Officer and Secretary

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

New York, New York
July 12, 2001


                                                     Arthur Andersen LLP

                         STANDARD AUTOMOTIVE CORPORATION

                           Consolidated Balance Sheets
                                 (in thousands)



                                                                             March 31,
                                                                      -------------------------
                                                                        2001            2000
                                                                      ---------       ---------
Assets

Cash and cash equivalents ......................................      $     857       $   3,136

Marketable securities ..........................................            102             102
Accounts receivable, net of allowance for doubtful accounts
   of $424 and $136 respectively ...............................         10,620          25,217
Other receivables ..............................................            279              --
Inventory, net .................................................         32,052          20,602
Prepaid expenses ...............................................          1,502           1,269
Federal tax receivable .........................................          7,041              --
Deferred taxes .................................................            827             768
                                                                      ---------       ---------
     Total current assets ......................................         53,280          51,094

Property and equipment, net ....................................         44,891          38,724
Intangible assets, net of accumulated amortization of $5,408 and
   $2,522, respectively ........................................         60,538          44,151
Deferred financing costs .......................................          4,175           2,234
Other assets ...................................................            121           1,062
                                                                      ---------       ---------
     Total assets ..............................................      $ 163,005       $ 137,265
                                                                      =========       =========

Liabilities and Stockholders' Equity
Accounts payable ...............................................      $  12,721       $  19,037
Accrued expenses ...............................................          7,726           2,451
Liabilities due to banks .......................................         95,641           4,000
Income taxes payable ...........................................            800             219
Federal excise taxes payable ...................................          6,747           8,292
Cumulated preferred stock dividend .............................            578              --
Other current liabilities ......................................          7,944           2,087
                                                                      ---------       ---------
     Total current liabilities .................................        132,157          36,086
                                                                      ---------       ---------
Long term debt .................................................             --          64,157
Other long term liabilities ....................................             99             104
Deferred taxes .................................................          4,298              --
                                                                      ---------       ---------
     Total long term liabilities ...............................          4,397          64,261
                                                                      ---------       ---------
         Total liabilities .....................................        136,554         100,347
                                                                      =========       =========
Commitments and contingencies

Stockholders' equity:
Convertible Redeemable Preferred stock, $ .001 par value
   3,000,000 shares authorized, 1,132,600 issued and outstanding              1               1
Common stock, $ .001 par value 10,000,000 shares authorized,
   3,822,400and 3,602,400 issued and outstanding, respectively .              4               4
Additional paid-in capital .....................................         31,308          30,208
Deferred compensation ..........................................            (90)             --
Retained earnings (deficit) ....................................         (4,665)          6,705
Accumulated other comprehensive income (loss) ..................           (107)             --
                                                                      ---------       ---------
                Total stockholder's equity .....................         26,451          36,918
                                                                      ---------       ---------
Total liabilities & stockholder's equity .......................      $ 163,005       $ 137,265
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


                                                  (in thousands, except net income per share data)
                                                          For the Fiscal Year Ended March 31,
                                                          ----------------------------------
                                                            2001        2000       1999
                                                          --------    --------   --------
NUMERATOR:
Net income (loss)  before cumulative effect of change
   in accounting principle ............................   $ (9,504)   $  5,397   $  3,482
Cumulative effect on prior years of changing to a
   different method of recognizing revenue ............   $   (711)         --         --
Convertible preferred dividends on dilutive convertible
   preferred stock ....................................   $  1,155       1,160      1,173
                                                          --------    --------   --------
Income (loss) available to common stockholders used in
   computing dilutive net income or net loss per share    $(11,370)   $  4,237   $  2,309
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
                                                          ========    ========   ========

10.       Income Taxes

         The provision (benefit) for income taxes for the years ended March 31, 2001, 2000 and 1999 consists of the following components:


                                                            March 31,
                                         ------------------------------------------------
                                             2001              2000              1999
                                         -----------       -----------       -----------
         Current:
              Federal .............      $(6,417,000)      $ 3,065,000       $ 2,141,000
              State ...............         (175,000)          817,000           312,000
                                         -----------       -----------       -----------
                                          (6,592,000)        3,882,000         2,453,000
                                         -----------       -----------       -----------
         Deferred:
              Federal .............        1,406,000            63,000           199,000
              State ...............          671,000            10,000          (386,000)
                                         -----------       -----------       -----------
                                           2,077,000            73,000          (187,000)
                                         -----------       -----------       -----------

              Foreign .............        2,968,000                --                --

         Total provision ..........      $(1,547,000)      $ 3,955,000       $ 2,266,000
                                         ===========       ===========       ===========


         Deferred tax assets and liabilities consist of the following items:


                                                                    March 31,
                                                          -------------------------------
                                                              2001               2000
                                                          -----------        -----------
         Deferred tax asset (liability):
         KREDA ....................................       $   168,000        $   124,000
         Accounts receivable ......................           144,000             84,000
         Inventory ................................           146,000            180,000
         Accrued liabilities ......................           368,000             45,000
         Start-up costs ...........................                --            341,000
         Net operating loss carry foward ..........         1,275,000                 --
         Depreciation .............................        (3,460,000)                --
         Other ....................................            95,000             (6,000)
                                                          -----------        -----------
         Total deferred tax assets, gross .........        (1,264,000)           768,000
              Less valuation allowance ............        (2,207,000)                --
                                                          -----------        -----------
         Total deferred tax assets ................       $(3,471,000)       $   768,000
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

         Reconciliation between the Company's effective tax rate and the U.S. statutory rate for the years ended March 31, 2001, 2000 and 1999 are as follows:


                                                                          March 31,
                                                             -------------------------------
                                                              2001         2000         1999
                                                              ----         ----         ----
U.S. statutory rate .................................        (34.0)%       34.0%        34.0%
State tax ...........................................         (8.5)         6.3          7.8
Non deductible acquisition costs ....................         --           --           (1.7)
Amortization of goodwill ............................          5.9          4.9          6.2
KREDA ...............................................         --           --           (2.1)
Valuation ...........................................         12.9         (3.4)        (5.5)
Foreign .............................................          6.1         --           --
Other ...............................................          3.6          0.5          0.7
                                                              ----         ----         ----
Total effective tax rate ............................        (14.0)%        42.3%        39.4%
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

         Below are the selected financial segment data for the years ended March 31, 2001 and 2000:



                               Truck Body/Trailer  Critical Components
       March 31, 2001               Division             Division           Total
------------------------------ ------------------  -------------------  ------------
                                                      (in thousands)
Revenue ......................    $     94,375        $     42,977      $    137,351
Operating Income .............           3,035               6,528             9,562
Identifiable Assets ..........          51,444              41,386            92,830
Capital Expenditures .........           1,973               2,004             3,977

       March 31, 2000
Revenue ......................    $    139,803        $     19,993      $    159,796
Operating Income .............          16,161               3,945            20,106
Identifiable Assets ..........          33,474              39,646            73,120
Capital Expenditures .........           2,276               1,683             3,959


         The following is a reconciliation of reportable segment revenues, operating income, assets and other significant items to the Company's consolidated totals for March 31, 2001:

Revenue
-------
Total revenues for reporting segments ..........................      $ 137,351
Elimination of intersegment revenues ...........................
                                                                      ---------
Total consolidated revenues ....................................      $ 137,351
                                                                      =========

Operating income
----------------
Total operating profit or loss for reporting segments ..........      $   9,563
Other corporate expenses .......................................         (8,323)
                                                                      ---------
Income before income taxes and extraordinary items .............      $  (1,240)
                                                                      =========


Assets
------
Total assets for reporting segments ............................         92,830
Goodwill not allocated to segments .............................         61,100
Other unallocated amounts ......................................          9,075
                                                                      ---------
Consolidated total .............................................      $ 163,005
                                                                      =========

                                                                  Consolidated
                                    Segment Totals   Adjustments     Totals
                                    --------------   -----------  -------------
Other Significant Items
Interest expense ................        $1,516       $10,411       $11,927
Goodwill amortization ...........            --         2,861         2,806


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