Form 10-Q
period 2001-06-30
STANDARD AUTOMOTIVE CORP
filed 2001-08-14
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001
Or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________________ to _________________________

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



                           Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                           As of August 14, 2001, the registrant had a total of
3,822,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                    For the Three Months Ended June 30, 2001

                           Form 10-Q Quarterly Report

                                      Index



                                                                                                                  Page
                                                                                                                  ----
Part I.  Financial Information

   Item 1.    Financial Statements

     Consolidated Condensed Balance Sheets as of June 30, 2001 (unaudited) and
         March 31, 2001 (audited)                                                                                     3

     Consolidated Condensed Statements of Income (Loss) for the three months ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)                                                      4

     Consolidated Condensed Statement of Stockholders' Equity for the period ended
         June 30, 2001 (unaudited)                                                                                    5

     Consolidated Condensed Statements of Cash Flows for the three months ended
         June 30, 2001 (unaudited) and June 30, 2000 (unaudited)                                                      6

     Notes to Consolidated Condensed Financial Statements                                                             7

   Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                  12

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                             17

Part II.  Other Information

   Item 1.    Legal Proceedings                                                                                      24

   Item 3.    Defaults Upon Senior Securities                                                                        24

   Item 6.    Exhibits and Reports on Form 8-K                                                                       25

Signatures                                                                                                           26


                          PART I. Financial Information

Item 1.  Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                      Consolidated Condensed Balance Sheets
                       (in thousands, except share data )



                                                                  June 30, 2001        March 31, 2001
                                                                   (Unaudited)           (Audited)
                                                                 ----------------     -----------------
Assets

Cash and cash equivalents                                             $   1,647              $     857
Marketable securities                                                       102                    102
Accounts receivable, net                                                 14,766                 10,620
Inventory, net                                                           30,087                 32,052
Other current assets                                                     10,049                  9,649
                                                                      ---------              ---------
     Total current assets                                                56,651                 53,280

Property and equipment, net                                              43,968                 44,891
Intangible assets, net of accumulated amortization
     of $6,008 and $5,408, respectively                                  59,118                 60,538
Other assets                                                              4,043                  4,296
                                                                      ---------              ---------
         Total assets                                                 $ 163,780              $ 163,005
                                                                      =========              =========
Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                 $  24,721              $  20,447
Liabilities due to banks and other lenders                               95,639                 95,641
Income and federal excise taxes payable                                   8,258                  7,547
Cumulative preferred stock dividend                                         866                    578
Other current liabilities                                                 7,226                  7,944
                                                                      ---------              ---------
     Total current liabilities                                          136,710                132,157

Other long term liabilities                                               4,404                  4,397
                                                                      ---------              ---------

         Total liabilities                                              141,114                136,554
                                                                      ---------              ---------

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $ .001 par value;
     3,000,000 shares authorized; 1,132,600 issued
     and outstanding                                                          1                      1
Common stock; $ .001 par value; 10,000,000 shares
     authorized; 3,822,400 issued and outstanding                             4                      4
Additional paid-in capital                                               31,358                 31,308
Deferred compensation                                                       (75)                   (90)
Retained earnings (deficit)                                              (8,572)                (4,665)
Accumulated other comprehensive income (loss)                               (50)                  (107)
                                                                      ---------              ---------
         Total stockholders' equity                                      22,666                 26,451
                                                                      ---------              ---------
         Total liabilities and stockholders' equity                   $ 163,780              $ 163,005
                                                                      =========              =========


              The accompanying notes are an integral part of these
                       consolidated condensed statements.

                         STANDARD AUTOMOTIVE CORPORATION

               Consolidated Condensed Statements of Income (Loss)

                                   (Unaudited)

                (in thousands, except net income per share data)



                                                                          Three months ended
                                                                                June 30,
                                                                     ------------------------------
                                                                       2001                 2000
                                                                     --------            ----------
                                                                                         (Restated)

Revenues, net                                                        $ 31,815             $ 44,169
Operating costs and expenses:
             Cost of revenues                                          25,945               34,935
             Selling, general and administrative expenses               5,416                4,327
                                                                     --------             --------
             Total operating costs and expenses                        31,361               39,262
                                                                     --------             --------
Operating income                                                          454                4,907
Interest and other expense                                              3,234                2,580
                                                                     --------             --------

Income before income taxes                                             (2,780)               2,327
Provision (benefit) for income taxes                                      838                1,077

                                                                     --------             --------
Net income (loss)                                                      (3,618)               1,250
Preferred dividend                                                        289                  289
                                                                     --------             --------
Net income (loss) available to common stockholders                   $ (3,907)            $    961
                                                                     ========             ========

Basic net income (loss) per share                                    $  (1.02)            $   0.26
                                                                     ========             ========
Diluted net income (loss) per share                                  $  (1.02)            $   0.26
                                                                     ========             ========

Basic weighted average number of shares outstanding                     3,814                3,689
Diluted weighted average number of shares outstanding                   3,814                4,831






                   The accompanying notes are an integral part of these consolidated condensed statements.

                         Standard Automotive Corporation

      Consolidated Condensed Statement of Stockholders' Equity (Unaudited)

                                 (in thousands)



                                  Preferred                            Common                            Additional
                                    Shares          Preferred          Shares            Common            Paid In
                                 Outstanding          Stock          Outstanding          Stock            Capital
                                 ------------       ----------       -----------         -------         -----------
Balance - March 31, 2001             1,133           $     1             3,822           $     4           $31,308

Currency Translation
    Adjustment                        --                --                --                --                --

Warrants and Options
    Issued                            --                --                --                --                  50

Preferred Stock Dividend              --                --                --                --                --

Net Loss                              --                --                --                --                --

Amortization of Deferred
    Compensation                      --                --                --                --                --

                                   -------           -------           -------           -------           -------
Balance - June 30, 2001              1,133           $     1             3,822           $     4           $31,358
                                   =======           =======           =======           =======           =======



                                                               Accumulated
                                               Retained            Other                 Total
                               Deferred       Earnings         Comprehensive         Stockholders'
                             Compensation     (Deficit)        Income (Loss)             Equity
                            -------------    -----------    -------------------    -----------------
Balance - March 31, 2001        $ (90)        $ (4,665)           $  (107)              $26,451

Currency Translation
    Adjustment                     --               --                 57                    57

Warrants and Options
    Issued                         --               --                 --                    50

Preferred Stock Dividend           --             (289)                --                  (289)

Net Loss                           --           (3,618)                --                (3,618)

Amortization of Deferred
    Compensation                   15               --                 --                    15

                                ------        ------------        -------               -------
Balance - June 30, 2001         $ (75)        $ (8,572)           $   (50)              $22,666
                                =====         ========            =======               ========





                   The accompanying notes are an integral part of this consolidated condensed statement.

                         STANDARD AUTOMOTIVE CORPORATION

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                 (in thousands)


                                                                                  Three months ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                              2001              2000
                                                                           ------------     -------------
                                                                                             (Restated)
Cash flows from operating activities:
Net income (loss)                                                          $    (3,618)     $      1,250
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                            1,997             1,580
        Non-cash interest and compensation                                          75                60
    Change in assets and liabilities:
        Accounts receivable                                                     (4,146)            5,899
        Inventory                                                                1,965            (1,105)
        Prepaid expenses and other                                                 358              (108)
        Accounts payable, accrued expenses expenses and other                    4,668            (9,940)
                                                                           ------------     -------------
Net cash provided (used) by operating activities                                 1,299            (2,364)
                                                                           ------------     -------------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                                  -           (21,393)
    Acquisition of property and equipment                                         (239)           (1,031)
                                                                           ------------     -------------
Net cash used by investing activities                                             (239)          (22,424)
                                                                           ------------     -------------
Cash flows from financing activities:
    Proceeds from bank loan                                                          -            28,708
    Repayment of bank loan                                                           -            (1,313)
    Bank forbearance                                                              (350)                -
    Deferred financing costs                                                        80            (2,313)
    Preferred dividend payment                                                       -              (289)
                                                                           ------------     -------------
Net cash provided (used) by financing activities                                  (270)           24,793
                                                                           ------------     -------------

Net increase in cash and cash equivalents                                          790                 5
Cash and cash equivalents, beginning of period                                     857             3,136
                                                                           ------------     -------------
Cash and cash equivalents, end of period                                   $     1,647      $      3,141
                                                                           ============     =============

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
        Interest                                                            $        2      $      2,509
        Income taxes                                                               324             1,723
    Noncash investing and financing activities:
        Capital stock and debt issued for acquisition of
          businesses and assets                                                      -               780




                  The accompanying notes are an integral part of these consolidated condensed statements.

                         STANDARD AUTOMOTIVE CORPORATION

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

     The financial statements for the three months ended June 30, 2001 and June 30, 2000 are unaudited. The financial statements for the three months ended June 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The financial statements for the three months ended June 30, 2001 should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2001.

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

2. Recently Issued Accounting Pronouncements

     In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142, among other things, discontinues goodwill amortization and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules which must be implemented within six months from adoption.

3. Derivative Instruments and Hedging Activities

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.

4. Inventory

     Inventory is comprised of the following:


                                        June 30, 2001         March 31, 2001
                                        -------------         -------------
                                        (Unaudited)            (Audited)

              Raw materials             $ 9,654,000            $10,762,000
              Work in progress            7,623,000              8,057,000
              Finished goods             12,810,000             13,233,000
                                        -----------            -----------
                                        $30,087,000            $32,052,000
                                        ===========            ===========

5. Long Term Debt and Credit Agreements

  Classification

     Due to the effects of the default events described below, certain long term debt has been classified as a current liability on the accompanying consolidated condensed balance sheets.

  Term and Revolver Loans

     Our Term Loan and Revolving Credit Facility ("Credit Facility"), as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million or the June 2001 principal payment of $1.6 million.

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

     From May 21, 2001 to July 17, 2001, we and the bank lenders under the Credit Facility had been operating under the terms of a forbearance agreement pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the forbearance period, and since then, we have been engaged in efforts to obtain additional financing to facilitate a restructuring of our existing indebtedness. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise all of their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. In the event that the banks were to take the foregoing actions, our ability to operate our business would be severely impaired and, in all likelihood, we would be required to seek protection from our creditors to continue operations, which could involve filing for bankruptcy protection in the United States and possibly Canada and Mexico, where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter is subject to our acknowledgement that the defaults set forth in the acceleration notice continue to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the lenders under the Credit Facility may send an acceleration notice at any time and that the lenders have reserved all rights and remedies under the Credit Facility.

     We are currently negotiating with the lenders under the Credit Facility to enter into a new forbearance agreement that would extend the forbearance period to mid-September, although no assurance can be given that we will be able to obtain such forbearance or that during any extended forbearance period we will be able to obtain additional financing or restructure our indebtedness. Even if we are able to enter into an additional forbearance agreement with the lenders under the Credit Facility, they would retain their rights to foreclose on the collateral under the Credit Facility to the extent we defaulted under such forbearance agreement or at any time following the termination of such forbearance agreement.

     Interest on the amounts outstanding under the Loans is payable monthly and generally accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Facility. As of June 30, 2001 the rate of interest for the Loans is 10.75%, which is the default rate. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

     At June 30, 2001 the total amount outstanding under the Credit Facility was $91.0 million, excluding $4.1 million of accrued interest.

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

     We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on July 16, 2001, and intend to make voluntary monthly payments of $20,000 on August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Furthermore, the IRS has the statutory authority to impose penalties which could be material.

     We have been advised by our independent accountants that if these matters are not resolved prior to issuance of our March 31, 2002 annual report, they may have to modify their report as to whether we are a going concern.

6. Basic and Diluted Net Income per Common Share

     Basic net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders plus convertible preferred dividends, if there is any dilutive convertible preferred stock used in computing common equivalent shares, by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and the exercise of stock options and warrants (using the "Treasury Stock" method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

     The following table sets forth, for the periods indicated, the calculation of basic and diluted net income (loss) per share:


                                                                For the Three Months Ended
                                                                          June 30,
                                                          ----------------------------------------
                                                              2001                      2000
                                                          --------------           ---------------
                                                                                     (Restated)
                                                           (in thousands, except per share data)

NUMERATOR:

Income (loss) available to common stockholders
  used in computing basic net income per share                 $ (3,907)                    $ 961

Convertible preferred dividends on dilutive
  convertible preferred stock                                       289                       289

                                                          --------------           ---------------
Income (loss) available to common stockholders
  used in computing diluted net income per share               $ (3,618)                  $ 1,250
                                                          ==============           ===============

DENOMINATOR:

Weighted average number of common shares outstanding
  used in basic net income (loss) per share                       3,814                     3,689

Common equivalent shares:
  Convertible preferred stock                                         -                     1,133
  Options                                                             -                         9
  Warrants                                                            -                         -

                                                          --------------           ---------------
Weighted average number of common
  shares and common equivalent shares
  used in diluted net income per share                            3,814                     4,831
                                                          ==============           ===============

Basic net income (loss) per share                                $ (1.02)                   $ 0.26
                                                          ==============           ===============

Diluted net income (loss) per share                              $ (1.02)                   $ 0.26
                                                          ==============           ===============



7. Related Party Transactions

     On May 16, 2001, we entered into an agreement with William Merker, then a director, to settle a dispute regarding the propriety of William Merker's relationship with the agent associated with the purchase of Airborne, Arell and TPG. Pursuant to the terms of this agreement, Mr. William Merker agreed to transfer to us 200,000 shares of common stock held by him. In addition, Mr. William Merker agreed to provide us with a promissory note, payable in three months, in an aggregate principal amount equal to the amount by which $800,000 exceeds the fair market value of the transferred shares as determined by an independent appraiser.

8. Segment Information

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

     Below is the selected financial segment data for the three months ended June 30, 2001 and 2000:



                                        Truck              Critical
                                    Body/Trailer         Components               Segment
June 30, 2001                          Division            Division                Totals
-------------                      ---------------     --------------          -------------
                                                           (in thousands)

Revenue                              $ 19,766                 $ 12,049             $ 31,815
Operating income                            4                    2,592                2,596
Identifiable assets                    56,872                   43,045               99,917
Capital expenditures                       84                      155                  239

                                        Truck              Critical
                                    Body/Trailer         Components               Segment
June 30, 2001                          Division            Division                Totals
-------------                      ---------------     --------------          -------------
Revenue                              $ 35,102 (a)         9,067                   $ 44,169
Operating income                        4,076 (a)         1,868                      5,944
Identifiable assets                    56,382            40,929                     97,311
Capital expenditures                      509               522                      1,031


(a) Restated

     The following is a reconciliation of reportable segment operating income and assets to the Company's consolidated totals for the three months ended June 30, 2001 and June 30, 2000:



                                                                                     June 30,
Operating income                                                           2001                  2000
                                                                       --------------        --------------
                                                                                              (Restated)
                                                                                  (in thousands)

Total operating income for reporting segments                                $ 2,596               $ 5,944
Other corporate expenses                                                       2,142                 1,037
                                                                       --------------        --------------
Consolidated operating income                                                  $ 454               $ 4,907
                                                                       ==============        ==============

                                                                                     June 30,
Assets                                                                     2001                  2000
                                                                       --------------        --------------
                                                                                  (in thousands)

Total assets for reporting segments                                         $ 99,917              $ 97,311
Goodwill                                                                      59,118                55,169
Other unallocated amounts (primarily deferred financing costs)                 4,745                 7,114
                                                                       --------------        --------------
Consolidated total assets                                                  $ 163,780             $ 159,594
                                                                       ==============        ==============


     Revenues by geographical area are comprised as follows:

                                   Three months ended June 30,
                                   ----------------------------
                                       2001            2000
                                    ----------       -------
                                                    (Restated)
                                            (in thousands)
United States                           $ 26,833       $ 40,755
Canada                                     4,982          3,414
                                        ---------      --------
Total net revenues                      $ 31,815       $ 44,169
                                        =========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements for the three months ended June 30, 2001 and June 30, 2000 are unaudited. The financial statements for the three months ended June 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made.

     The following discussion and analysis of the financial condition and results of operations of Standard Automotive Corporation should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

     This discussion contains forward-looking statements that involve risks and uncertainties. Standard Automotive Corporation's actual results may differ materially from those expressed or implied by these forward-looking statements as a result of various factors, such as those set forth under "Risk Factors."

Recently Issued Accounting Pronouncements

     In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules which must be implemented within six months from adoption.

Derivative Instruments and Hedging Activities

     SFAS No. 133 was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.


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


  Critical Components Division

     Our Critical Components Division designs, manufactures, and sells precision-machined components to original equipment manufacturers ("OEMs") in the aerospace, nuclear, defense and industrial markets through the following operating companies:

     o Ranor, Inc. ("Ranor"), located in Westminster, Massachusetts, specializes in the fabrication and precision machining of large metal components that exceed one hundred tons for the aerospace, nuclear, defense, shipbuilding and power generation markets as well as national laboratories. Ranor manufactures domes, machined in one piece, for Boeing's Delta rocket program. Additionally, Ranor manufactures and supplies steam accumulator tanks for U.S. Navy nuclear-powered aircraft carriers, as well as large precision vacuum chambers for the National Ignition Laboratories at Lawrence Livermore. Ranor also manufactures and supplies large machined casings for ground-based, gas turbine power generation engines, and nuclear spent fuel canisters.

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


Strategy

     In light of our recent history of losses and the unavailability of additional acquisition financing, we have shifted our strategic emphasis from growth through acquisitions to growth and management of our current core businesses. Notwithstanding our strategic initiatives, we cannot provide any assurance that we will achieve or sustain profitability in the future.

     Our current business strategy is to create efficiencies by integrating the companies in each of our operating units, to increase sales by improving the quality of our products and to decrease our costs through progressive inventory and purchasing management, more effective cash management, and improved labor efficiencies. Implementing our business strategy will, during the continuation of defaults under our Credit Facility, require the continued forbearance of our senior lenders, which cannot be assured.

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


Results of Operations (Unaudited)

     The following table sets forth, for the indicated periods, certain components of our Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The three months ended June 30, 2001 reflect the consolidated results of all operating companies including TPG, which was acquired on August 31, 2000, for the entire period. The three months ended June 30, 2000 reflect the consolidated amounts of Standard, Ajax, R/S, CPS and Ranor for the entire period and also Airborne and Arell from the date of their acquisitions on April 26, 2000. The financial statements for the three months ended June 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes.


                                               For the Three Months Ended June 30,
                                          --------------------------------------------------
                                                    2001                      2000
                                          ------------------------- ------------------------
                                                                           (Restated)
                                                     (dollar amounts are in thousands)

Revenues, net                               $ 31,815      100.0  %    $ 44,169    100.0  %

Cost of revenues                              25,945       81.5         34,935     79.1
Selling, general and
     administrative                            5,416       17.0          4,327      9.8

                                          ----------- ----------    ----------- --------
Operating income                                 454        1.4          4,907     11.1
Interest and other expense                     3,234       10.2          2,580      5.8

                                          ----------- ----------    ----------- --------
Income before provision
     for taxes                                (2,780)      (8.7)         2,327      5.3
Provision for income taxes                       838        2.6          1,077      2.4

                                          ----------- ----------    ----------- --------
Net income (loss)                           $ (3,618)     (11.4) %     $ 1,250      2.8  %
                                          =========== ==========    =========== ========



Comparison of Three Months Ended June 30, 2001 to June 30, 2000

     Net Revenues for the three months ended June 30, 2001 were $31.8 million, a decrease of 28% from net revenues of $44.2 million, as restated, for the comparable period in 2000. Net revenues for our Truck Body/Trailer Division decreased from approximately $35.1 million, as restated, for the three months ended June 30, 2000 to approximately $19.8 million for the three months ended June 30, 2001, a decrease of 44%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries. The decrease in net revenues in our Truck Body/Trailer Division was partially offset by higher net revenues in our Critical Components Division due to the inclusion of Airborne, Arell and TPG, which were acquired during the fiscal year ended March 31, 2001. As a result of acquisitions, the Critical Components Division contributed 37.9% of revenues for the three months ended June 30, 2001 versus 20.5% for the three months ended June 30, 2000. Our Critical Components Division experienced an overall net revenue increase of 33%, to $12.0 million for the three months ended June 30, 2001, compared to $9.1 million for the three months ended June 30, 2000.

     Cost of Revenues decreased to $25.9 million, or 81.5% of net revenues, for the three months ended June 30, 2001 versus $34.9 million, as restated, or 79.1% of net revenues for the comparable period in 2000. This decrease is principally attributed to lower demand for our Truck/Trailer Division products. The consolidated ratio of our cost of revenues to revenues increased primarily due to the application of our fixed costs against decreased revenues in our Truck/Trailer Division. Conversely, the ratio of our cost of revenues to revenues at our Critical Components Division remained relatively constant, with increased Critical Components Division product sales, principally at our Canadian subsidiaries, which generally carry lower costs relative to selling prices, offsetting the higher cost products at our Truck/Trailer Division, where volume declined period to period.

     Selling, General & Administrative Expenses ("SG&A") were $5.4 million during the three months ended June 30, 2001, an increase of $1.1 million from $4.3 million incurred during the comparable period in 2000. SG&A, as a percentage of net revenue, increased to 17.0% of net revenues, up from 9.8% for the comparable period in 2000. The dollar increases include significantly higher legal and other professional fees associated with our efforts to restructure our Credit Facility and obtain additional forbearance from the bank, as well as final adjustments for amortization of goodwill. The increases also resulted from our continued expansion into product lines with higher selling and administrative expenses as well as higher corporate oversight expense associated with changes in management and our restructuring efforts.

     Interest and Other Expense increased to $3.2 million for the three months ended June 30, 2001 from $2.6 million, as restated, during the comparable period in 2000. This increase primarily reflects the effect of increased interest rates as a consequence of our defaults under the Credit Facility.

Liquidity and Capital Resources

     We have historically funded our operations and capital expenditures through cash flow generated by operations, from borrowings under our Credit Facility and, to a lesser extent, through the incurrence of subordinated indebtedness, capital lease transactions and the issuance of common and preferred stock.

     Our cash position as of June 30, 2001 was $1.6 million, a decrease of approximately $1.5 million from our cash and cash equivalents of approximately $3.1 million at June 30, 2000.

     Approximately $1.3 million of cash was provided by operating activities during the three months ended June 30, 2001 compared to $2.4 million of cash used during the three months ended June 30, 2000. The cash provided by operating activities for the three months ended June 30, 2001 primarily reflects deferral of payments to our lenders and suppliers and also reduction of inventories, offset by increased receivables resulting from significantly higher sales levels during the quarter ended June 30, 2001 versus the quarter ended March 31, 2001, as well as the net cash loss from operations.

     Net cash used in investing activities was approximately $239,000 during the three months ended June 30, 2001 as compared with $22.4 million during the comparable period in 2000. The cash used in investing activities during the quarter ending June 30, 2001 was solely for capital expenditures, while the cash used in investing activities during the quarter ending June 30, 2000 primarily reflected the acquisitions of Airborne and Arell. The $270,000 of cash used by financing activities for the quarter ending June 30, 2001 was principally for the forbearance agreement related to the events of default under our Credit Facility while the cash provided by financing activities during the quarter ending June 30, 2000 principally reflected the financing obtained through an increase in our Credit Facility for the acquisitions of Airborne and Arell. In addition to financing the acquisitions of Arell and Airborne during the quarter ending June 30, 2000, the Credit Facility was also used to finance capital expenditures and to provide additional working capital.

     Excluding payment obligations in respect of indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, as discussed below, we believe that cash on hand, together with cash provided from operations, would be sufficient to fund our operations through March 31, 2002. As of August 13, 2001 our existing cash, together with cash generated from our operations will not be sufficient to fund our current obligations in respect of our senior indebtedness, subordinated indebtedness, preferred stock dividends and payment obligations under earn-out arrangements relating to acquired businesses. We are currently in default under our Credit Facility and are unable to borrow thereunder to fund our operations and other obligations.

     At June 30, 2001, we had $95.6 million in total debt outstanding, consisting of an outstanding revolving loan of $20.0 million, term loans of $71.0 million and subordinated notes to the prior owners of Ranor of $4.6 million. Due to continuing conditions of default described below, the entire $95.6 million of outstanding debt has been reclassified, for reporting purposes, from long-term debt to current liabilities.

     Our Credit Facility, as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2001. However, we did not make the March 2001 principal payment of $1.3 million and the June 2001 principal payment of $1.6 million as well as the related concurrent interest payments of $1.5 million and $2.6 million, respectively.

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

     From May 21, 2001 to July 17, 2001, we and the bank lenders under the Credit Facility had been operating under the terms of a forbearance agreement pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the forbearance period, and since then, we have been engaged in efforts to obtain additional financing to facilitate a restructuring of our existing indebtedness. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise all of their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. In the event that the banks were to take the foregoing actions, our ability to operate our business would be severely impaired and, in all likelihood, we would be required to seek protection from our creditors to continue operations, which could involve filing for bankruptcy protection in the United States and possibly Canada and Mexico where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter is subject to our acknowledgement that the defaults set forth in the acceleration notice continue to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the lenders under the Credit Facility may send an acceleration notice at any time and that the lenders have reserved all rights and remedies under the Credit Facility.

     We are currently negotiating with the lenders under the Credit Facility to enter into a new forbearance agreement that would extend the forbearance period to mid-September, although no assurance can be given that we will be able to obtain such forbearance or that during any extended forbearance period we will be able to obtain additional financing or restructure our indebtedness. Even if we are able to enter into an additional forbearance agreement with the lenders under the Credit Facility, they would retain their rights to foreclose on the collateral under the Credit Facility to the extent we defaulted under such forbearance agreement or at any time following the termination of such forbearance agreement.

     The terms on which we sell our products vary by operating company, but generally provide for payment within 30 days.

     Capital expenditures were approximately $239,000 for the three months ended June 30, 2001 compared to approximately $1.0 million for the comparable period last year. Capital expenditures incurred during the three months ended June 30 2001 were primarily for the purchase of production equipment and computer software to maintain our current plant capacity. We expect that capital expenditures during the fiscal year ending March 31, 2002 will not exceed those of the preceding year.

     The annual dividend requirement on our preferred stock at June 30, 2001 is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Further, we will need the approval of the lenders under our Credit Facility to resume payment of preferred dividends.

     As of June 30, 2001, we had working capital of approximately $15.6 million prior to the reclassification of $95.6 million of long-term debt to current liabilities. Excluding payment obligations in respect of indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, management believes that our current working capital position, along with anticipated results of operations, will be sufficient to allow us to fund our working capital requirements for at least the next twelve months. This assessment is dependent upon the successful outcome of the negotiations with the lenders under our Credit Facility and with the Internal Revenue Service with respect to our outstanding excise tax liabilities. We have been advised by our independent accountants that if these matters are not resolved prior to issuance of our March 31, 2002 annual report, they may have to modify their report as to whether we are a going concern.

     In April 2000 we acquired all of the outstanding capital stock of Airborne and Arell. Under the terms of those acquisition agreements, we agreed to pay approximately $5.1 million in the event that certain earnings targets were achieved during the three years following the acquisition. Accordingly, we accrued for a liability of approximately $2 million for the fiscal year ended March 31, 2001, representing the portion of the earnout attributable to that year. Airborne and Arell met their earnings targets for the fiscal year ended March 31, 2001. However, we are prohibited from paying this amount under the terms of the forbearance agreement with our senior lenders. Additionally, we have also agreed to pay a certain percentage of the earnings of both companies to the extent that their cumulative earnings for the fiscal years ending March 31, 2001, 2002 and 2003 exceed a certain level.


Item 3. Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk


     We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of June 30, 2001, we had approximately $91.0 million of prime based debt not including accrued interest outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $951,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential decisions which could be taken in response to any of these changes. Furthermore, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.


Foreign Currency Exchange Risk


     In April 2000, we acquired Airborne and Arell, both located outside of Montreal, Canada, and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian dollar and/or Mexican peso compared to the U.S. dollar upon currency conversion may affect our financial position and cash flow. As of June 30, 2001, we had not established any programs for hedging against foreign currency losses. Because a majority of our transactions are U.S. based and U.S. dollar-denominated, a hypothetical 10 % change in the value of the Canadian dollar or Mexican peso would not have a materially adverse impact on our financial position and cash flow.


Risk Factors

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

     During the fiscal year ended March 31, 2001, we incurred net losses of approximately $10.2 million, and during the three months ended June 30, 2001 we incurred net losses of approximately $3.6 million. Because of the general decline in the trucking industry, our significantly increased interest expense as a result of recent acquisitions and our inability to successfully integrate acquired businesses, these losses are likely to continue, and perhaps increase, during at least a portion of our current fiscal year. In addition, our revenues declined from the year ended March 31, 2000 to the year ended March 31, 2001 as well as for the three months ended June 30, 2001 versus the comparable period in 2000. We will need to generate additional revenue and achieve cost reductions if we are to regain and sustain profitability. We may not achieve or sustain profitability and our losses may continue to grow in the future. As a result, we may not be able to pursue our business strategy effectively.

     We are in default under our Credit Facility. If we fail to obtain further forbearance or waivers with respect to these defaults or obtain additional financing to enable us to cure them, then our lenders under the Credit Facility may foreclose on substantially all of our assets, which would severely impair our ability to operate our business and perhaps require us to seek protection from our creditors.

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

     From May 21, 2001 to July 17, 2001, we and the bank lenders under the Credit Facility had been operating under the terms of a forbearance agreement pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the forbearance period, and since then, we have been engaged in efforts to obtain additional financing to facilitate a restructuring of our existing indebtedness. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise all of their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. In the event that the banks were to take the foregoing actions, our ability to operate our business would be severely impaired and, in all likelihood, we would be required to seek protection from our creditors to continue operations, which could involve filing for bankruptcy protection in the United States and possibly Canada and Mexico where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter is subject to our acknowledgement that the defaults set forth in the acceleration notice continue to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the lenders under the Credit Facility may send an acceleration notice at any time and that the lenders have reserved all rights and remedies under the Credit Facility.

     We are currently negotiating with the lenders under the Credit Facility to enter into a new forbearance agreement that would extend the forbearance period to mid-September, although no assurance can be given that we will be able to obtain such forbearance or that during any extended forbearance period we will be able to obtain additional financing or restructure our indebtedness. Even if we are able to enter into an additional forbearance agreement with the lenders under the Credit Facility, they would retain their rights to foreclose on the collateral under the Credit Facility to the extent we defaulted under such forbearance agreement or at any time following the termination of such forbearance agreement.

     We need to obtain additional financing, or a significant restructuring of obligations under Credit Facility, in order to meet our existing debt obligations and to fund our operations. We may not be able to obtain such additional financing or restructuring. We could experience a change of control as a result of such a financing or restructuring if either of such events occurs. In addition, holders of our common stock and preferred stock may be severely diluted or eliminated entirely in connection with a restructuring transaction or if we become subject to proceedings in respect of protection from our creditors.

     We are currently developing a business plan that will offer a basis for a restructuring proposal that we intend to provide to our creditors that we expect will include additional, new equity or equity-linked financing. We have engaged an investment banking firm to assist us in obtaining additional financing, although we can give no assurance that our efforts to obtain additional financing or restructure our existing indebtedness will be successful. Events of default under our existing indebtedness, our recent history of losses and the "going concern" audit opinion on our 2001 fiscal year financial statements increase the difficulty of obtaining such additional financing. Any additional financing will require the consent of our senior lenders and, to the extent it contemplates the issuance of shares of preferred stock senior to our existing preferred stock, holders of a majority of the shares of our preferred stock. We may be unable to effectuate a restructuring proposal if we are unable to reach agreement with our creditors or preferred stockholders or because we are unable to obtain additional financing. In the event that we obtain additional financing and/or a restructuring of our existing indebtedness, such events could cause a change of control of the company.

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

     As of June 30, 2001, we had $95.6 million of debt outstanding, of which $91.0 million was outstanding under our Credit Facility. Due to conditions of default previously described, the entire $95.6 million of outstanding debt was reclassified, for reporting purposes, from long-term debt to current liabilities. To date, a substantial portion of our cash flow has been devoted to debt service. Our ability to make payments of principal and interest on our outstanding indebtedness will be largely dependent upon our ability to raise additional financing, restructure existing indebtedness and on our future operating performance. Even if we are able to obtain additional financing and restructure our existing indebtedness, we will remain highly leveraged. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. In addition, our Credit Facility imposes, and any new or restructured indebtedness will impose, significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, make loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our Credit Facility contains covenants regarding the maintenance of certain financial ratios. Servicing our debt obligations will significantly reduce the amount of cash available for investment in our businesses and, together with restrictions imposed by the terms of our indebtedness, may cause our results of operations to suffer.

     We have recently undergone changes in our management team and cannot assure you that our management team can effectively work together to operate our business.

     In March 2001, our board appointed our new President and Chief Executive Officer. In August 2001, we hired a new Chief Financial Officer. Neither our new President and Chief Executive Officer or our new Chief Financial Officer have worked together or with our remaining management team before and they, and additional managers or that they may hire, may not be able to forge effective working relationships with other members of management at the corporate or operating unit levels. In addition, they, and any other newly hired managers, will need to learn about our company and the industries in which we operate. If our senior management cannot work together effectively, then our business and strategies will be harmed and we will incur additional costs in seeking and retaining new management personnel.

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

     Our stock price has declined and may continue to decline, which could reduce the value of stockholders' investments, subject us to litigation, cause us to be unable to maintain our listing on the American Stock Exchange, and make obtaining future equity financing more difficult for us.

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

     Our common stock and preferred stock are each currently listed on the American Stock Exchange (the "Exchange"). The Exchange has broad discretion to suspend a company's securities from trading or to de-list a company's securities from the Exchange. The Exchange will consider suspending or de-listing the securities of a company if the company sustains losses which are so substantial in relation to its existing financial resources that it appears questionable as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Exchange will also consider suspension or de-listing if the aggregate market value of shares of common stock publicly held is less than $1 million, if the number of shareholders is less than 300, if the company has sold or disposed of a substantial portion of its operations, assets or business as a result of foreclosure or receivership, or if the selling price of shares of a company's stock sell at a low price per share for a substantial period of time, among other reasons. If the Exchange should suspend or de-list our common stock or our preferred stock, the market for our shares would become significantly less liquid, and the value of shareholders' investments would likely decline substantially.

     In addition, the declines in our stock price may have harmed, may continue to harm our ability to issue or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. The occurrence of any of the foregoing would likely have a material adverse effect on Standard's and shareholders' investments.

     We are in arrears on payment of certain federal excise taxes of approximately $6.7 million, which has resulted in an additional event of default under our Credit Facility, and which could subject us to penalties in material amounts.

     We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.5 million of interest was accrued as of June 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on July 16, 2001, and intend to make voluntary monthly payments of $20,000 August 15, 2001 and September 15, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Our financial statements include approximately $206,000 of interest expense for the quarter related to federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material. If we are unable to negotiate a payment plan with the IRS, or if the IRS imposes statutory penalties on Standard, the IRS could commence proceedings to freeze or foreclose upon our assets, including our bank accounts. In any of those events our business, financial position or results of operations could be materially and adversely affected.

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

     We account for a significant percentage of our long-term contracts at our Ranor and TPG facilities on a percentage-of-completion basis. For the three months ended June 30, 2001, Ranor and TPG accounted for approximately 22.3% of our total revenues. This accounting method requires that, for each uncompleted long-term contract, we recognize revenues and earnings based on management's estimates to complete, which are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Accordingly, the revenue we recognize in any given period on such contracts depends to a significant extent on our estimate of the total remaining costs to complete individual projects. As with any estimates, our estimates of costs of completion are subject to numerous risks and uncertainties, including risks of increased costs for, or unavailability of, raw materials, as well as engineering and manufacturing risks in producing products on a timely basis. If in any period we significantly increase our estimate of the total cost to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in that period may not be directly comparable to prior or future periods and in such period and future periods may be significantly reduced. In some cases we may recognize a loss on individual projects prior to their completion.

     We have suspended dividend payments that have and will continue to cumulate and we are in default on certain of our subordinated debt.

     The annual dividend requirement on our preferred stock is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividends and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. In addition, we are in default of interest payments under approximately $4.6 million of convertible subordinated notes issued in connection with our acquisition of our Ranor subsidiary during 1999. We will need the approval of the lenders under our Credit Facility to resume payment of preferred dividends and payment of interest and principal on our subordinated debt.

     Our business is concentrated in industries that are subject to economic cycles.

     A significant portion of our business and business development efforts are concentrated in the trucking, and, to a lesser extent, the aerospace, nuclear, industrial and defense industries. Since March 2000, the U.S. economy has suffered a sharp decline. As demonstrated by our decline in revenues from our Truck Body/Trailer Division in the quarter ending June 30, 2001, many of our customers have substantially curtailed, if not eliminated, significant additional expenditures in these areas. Certain of these developments have already had an adverse impact on our business. A continuation of the current economic environment will likely further adversely affect our business.

     The Critical Components Division relies on U.S. government contracts and subcontracts for a substantial portion of its revenues.

     A significant portion of our business and business development efforts are concentrated in industries where the U.S. government is a major customer. Approximately 23.5% of the Critical Components Division's net revenues for the quarter ended June 30, 2001 were derived directly from contracts with the U.S. government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation for the convenience of the government. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures in the industries in which we operate.

     We are dependent on a few customers for a substantial percentage of our revenues.

     Due to the nature of the markets we participate in, including the heavy-duty trailer chassis and container industry and the nuclear waste disposal industry, the available pool of potential customers is limited. For the quarter ended June 30, 2001, two customers were responsible for 42% of the sales of Truck Body/Trailer Division and one customer was responsible for 33% of the sales of our Critical Components Division. Our preferred supplier arrangement with this customer expires in the second quarter of our 2001 fiscal year. We are currently negotiating with this customer to renew our preferred supplier arrangement, although we cannot be sure we will be successful in doing so. The loss of any major customer could have a material adverse effect on our business, financial condition and operating results.

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

     As of June 30, 2001, our three largest shareholders, including one director and one former director who are brothers, collectively beneficially owned approximately 51.9% of our outstanding common stock. As a result of this concentration of ownership, these stockholders, should they choose to act together, would be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the company.

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


     In April 2000, we acquired Airborne and Arell in Montreal, Canada and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian Dollar or the Mexican Peso, compared to the U.S. Dollar upon currency conversion, may affect our financial position and cash flow. As of June 30, 2001, we had not established a foreign currency hedging program. Because a majority of our transactions are U.S. based and U.S. Dollar denominated, a hypothetical 10% change in the value of the Canadian Dollar or the Mexican Peso would not have a materially adverse impact on our financial position and cash flow.

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


Item 3. Defaults Upon Senior Securities

     (a) During the fiscal year ending March 31, 2001, we incurred net losses of approximately $10.2 million. In December 2000, we notified the agent under our Credit Facility that we were not in compliance with certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively, which constituted additional events of default thereunder. As of June 30, 2001, we were also in default in interest payments totaling approximately $548,000 in respect of convertible subordinated notes issued to finance the acquisition of our Ranor subsidiary. We expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million under the Credit Facility on the next payment date of September 30, 2001.

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

     (b) The holders of our Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per year, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, we have paid all required dividends on the Preferred Stock with cash generated from operations with the exception of the dividends for the three quarters ended December 31, 2000, March 31, 2001 and June 30, 2001. The cumulated arrearage at March 31, 2001 was $578,000 and as of June 30, 2001 was $867,000. If Standard is in arrearage on dividend payments for four or more quarters, the holders of our Preferred Stock are entitled to appoint two directors to Standard's board of directors.

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

     We have not paid dividends on our common stock to date. The future payment of dividends is subject to the discretion of our board of directors. Moreover, our senior secured Credit Facility contains restrictions on our ability to pay dividends. The current intention of the board of directors is to retain all earnings, other than Preferred Stock dividends, for use in our business. Accordingly, we do not currently expect to pay dividends on our common stock in the foreseeable future.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

          10.38 Agreement dated May 16, 2001 between Standard Automotive and William Merker

          10.39 Amended and Restated Employment Agreement dated as of July 16, 2001 between Standard Automotive and James F. "Pat" O'Crowley.

          10.40 Separation Agreement dated July 12, 2001 for Joseph Spinella


     (b)  Reports on Form 8-K

               We filed a report on Form 8-K, Item 6, on May 23, 2001, announcing the election of Messrs. James F. O'Crowley, III, James E. Gross and John E. Elliott, II to our board of directors and the resignation of Mr. William Merker from our board of directors.

               We filed a report on Form 8-K, Item 5, on June 7, 2001, announcing Mr. Steven Merker's resignation as Chairman of our board of directors.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION

              /s/ James F. O'Crowley, III                Date:  August 14, 2001
By: ________________________________________
         James F. O'Crowley, III
         President and Chief Executive Officer
         (Duly Authorized Officer)



/s/ Matthew B. Burris                                    Date:  August 14, 2001
___________________________________________
Matthew B. Burris
Chief Financial Officer (Principal Financial Officer)