Form 10-Q
period 2001-09-30
STANDARD AUTOMOTIVE CORP
filed 2001-11-14
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001
Or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________________ to ______________________

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        As of November 13, 2001, the registrant had a total of 3,822,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                   For the Six Months Ended September 30, 2001

                           Form 10-Q Quarterly Report

                                      Index


                                                                                                             Page
                                                                                                             ----
Part I.  Financial Information

    Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
          March 31, 2001 (audited)                                                                             3

      Condensed Consolidated Statements of Operations for the three and six months ended
          September 30, 2001 (unaudited) and September 30, 2000 (unaudited)                                    4

      Condensed Consolidated Statement of Stockholders' Equity for the six months ended
          September 30, 2001 (unaudited)                                                                       5

      Condensed Consolidated Statements of Cash Flows for the Six months ended
          September 30, 2001 (unaudited) and September 30, 2000 (unaudited)                                    6

      Notes to Condensed Consolidated  Financial Statements                                                    7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            12

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       19

Part II.  Other Information

    Item 1.  Legal Proceedings                                                                                25

    Item 3.  Defaults Upon Senior Securities                                                                  25

    Item 6.  Exhibits and Reports on Form 8-K                                                                 26

Signatures                                                                                                    28

                          PART I. Financial Information

Item 1.  Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                      Condensed Consolidated Balance Sheets
                       (in thousands, except share data )

                                                                                              September 30, 2001     March 31, 2001
                                                                                                  (Unaudited)
                                                                                              ------------------    ---------------
Assets

Cash and cash equivalents                                                                        $        1,260      $          857
Marketable securities                                                                                       102                 102
Accounts receivable, net                                                                                 12,220              10,620
Inventory, net                                                                                           15,186              32,052
Other current assets                                                                                      8,576               9,649
                                                                                                 --------------      --------------
     Total current assets                                                                                37,344              53,280

Property and equipment, net                                                                              39,532              44,891
Intangible assets, net of accumulated amortization
     of $3,147 and $5,408, respectively                                                                  40,720              60,538
Other assets                                                                                              3,968               4,296
                                                                                                 --------------      --------------
         Total assets                                                                            $      121,564      $      163,005
                                                                                                 ==============      ==============

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                                                            $       20,193      $       20,447
Liabilities due to banks and other lenders                                                               95,643              95,641
Income and federal excise taxes payable                                                                   8,510               7,547
Cumulative preferred stock dividend                                                                       1,155                 578
Other liabilities                                                                                         2,427               7,944
                                                                                                 --------------      --------------
     Total current liabilities                                                                          127,928             132,157

Other long term liabilities                                                                               4,200               4,397
                                                                                                 --------------      --------------

         Total liabilities                                                                              132,128             136,554
                                                                                                 --------------      --------------

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $.001 par value;
     3,000,000 shares authorized; 1,132,600 issued
     and outstanding                                                                                          1                   1
Common stock; $.001 par value; 10,000,000 shares
     authorized; 3,822,400 issued and outstanding                                                             4                   4
Additional paid-in capital                                                                               31,408              31,308
Deferred compensation                                                                                       (60)                (90)
Retained earnings (deficit)                                                                             (41,821)             (4,665)
Accumulated other comprehensive income (loss)                                                               (96)               (107)
                                                                                                 --------------      --------------

         Total stockholders' equity                                                                     (10,564)             26,451

                                                                                                 --------------      --------------
         Total liabilities and stockholders' equity                                              $      121,564      $      163,005
                                                                                                 ==============      ==============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

           Condensed Consolidated Statements of Operations (Unaudited)

                      (in thousands, except per share data)

                                                                                 Three months ended            Six months ended
                                                                                    September 30,                September 30,
                                                                             --------------------------   --------------------------
                                                                                 2001          2000           2001          2000
                                                                             -----------    -----------   -----------    -----------
                                                                                   (Restated)                     (Restated)
Revenues, net                                                                $    26,615    $    41,342   $    58,519    $    85,511
Operating costs and expenses:
     Cost of revenues                                                             23,072         32,776        49,107         67,711
     Selling, general and administrative expenses                                  6,542          4,622        11,956          8,949
     Loss on impairment of assets                                                 25,984             --        25,984             --
                                                                             -----------    -----------   -----------    -----------
     Total operating costs and expenses                                           55,598         37,398        87,047         76,660

                                                                             -----------    -----------   -----------    -----------
Operating income (loss)                                                          (28,983)         3,944       (28,528)         8,851
Interest and other expenses                                                        3,285          2,861         6,519          5,441
                                                                             -----------    -----------   -----------    -----------

Income (loss) before income taxes                                                (32,268)         1,083       (35,047)         3,410
Provision for income taxes                                                           693            506         1,532          1,583

                                                                             -----------    -----------   -----------    -----------
Net income (loss)                                                                (32,961)           577       (36,579)         1,827
Preferred dividend                                                                   289            289           578            578

                                                                             -----------    -----------   -----------    -----------
Net income available to common stockholders                                  $   (33,250)   $       288   $   (37,157)   $     1,249
                                                                             ===========    ===========   ===========    ===========

Basic net income (loss) per share                                            $     (8.70)   $      0.08   $     (9.72)   $      0.34
                                                                             ===========    ===========   ===========    ===========
Diluted net income (loss) per share                                          $     (8.70)   $      0.08   $     (9.72)   $      0.34
                                                                             ===========    ===========   ===========    ===========

Basic weighted average number of shares outstanding                                3,822          3,722         3,822          3,706
Diluted weighted average number of shares outstanding                              3,822          3,730         3,822          3,715

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         Standard Automotive Corporation

      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                                 (in thousands)

                                                                                                            Other      Accumulated
                              Preferred              Common            Additional              Retained  Comprehensive   Total
                                Shares   Preferred   Shares    Common    Paid In    Deferred    Earnings    Income     Stockholders'
                             Outstanding   Stock   Outstanding Stock     Capital  Compensation (Deficit)    (Loss)       Equity
                             ----------- --------- ----------- ------  ---------- ------------ --------- ------------  -------------
Balance - March 31, 2001         1,133    $      1     3,822   $    4  $ 31,308    $    (90)   $ (4,665)  $   (107)    $ 26,451

Currency Translation
     Adjustment                     --          --        --       --        --          --          --         57           57

Warrants and Options
     Issued                         --          --        --       --        50          --          --         --           50

Preferred Stock Dividend            --          --        --       --        --          --        (289)        --         (289)

Net Loss                            --          --        --       --        --          --      (3,618)        --       (3,618)

Amortization of Deferred
     Compensation                   --          --        --       --        --          15          --         --           15

                              --------    --------  --------   ------  --------    --------    --------   --------     --------
Balance - June 30, 2001          1,133    $      1     3,822   $    4  $ 31,358    $    (75)   $ (8,572)  $    (50)    $ 22,666
                              ========    ========  ========   ======  ========    ========    ========   ========     ========

Currency Translation
     Adjustment                     --          --        --       --        --          --          --        (46)         (46)

Warrants and Options
     Issued                         --          --        --       --        50          --          --         --           50

Preferred Stock Dividend            --          --        --       --        --          --        (289)        --         (289)

Net Loss                            --          --        --       --        --          --     (32,960)        --      (32,960)

Amortization of Deferred
     Compensation                   --          --        --       --        --          15          --         --           15

                              --------    --------  --------   ------  --------    --------    --------   --------     --------
Balance - September 30, 2001     1,133    $      1     3,822   $    4  $ 31,408         (60)   $(41,821)  $    (96)    $(10,564)
                              ========    ========  ========   ======  ========    ========    ========   ========     ========

              The accompanying notes are an integral part of this
                        condensed consolidated statement.

                         STANDARD AUTOMOTIVE CORPORATION

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 (in thousands)

                                                                                                        Six months ended
                                                                                                           September 30,
                                                                                                -----------------------------------
                                                                                                     2001                2000
                                                                                                ---------------      --------------
                                                                                                                      (Restated)
Cash flows from operating activities:
Net income (loss)                                                                                $      (36,579)     $        1,827
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                                                    4,024               3,667
         Loss on impairment of assets                                                                    25,984                  --
         Non-cash interest and compensation                                                                 130                 120
     Change in assets and liabilities:
         Accounts receivable                                                                             (2,343)             11,715
         Inventory                                                                                        8,158              (4,108)
         Prepaid expenses and other                                                                         740                (407)
         Deferred revenue                                                                                  (543)                 --
         Accounts payable, accrued expenses expenses and other                                            1,365              (9,714)
                                                                                                 --------------      --------------
Net cash (used) provided by operating activities                                                            936               3,100
                                                                                                 --------------      --------------
Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                                                         --             (25,605)
     Acquisition of property and equipment                                                                 (534)             (2,238)
     Disposition of property and equipment                                                                   13                  --
                                                                                                 --------------      --------------
Net cash provided (used) by investing activities                                                           (521)            (27,843)
                                                                                                 --------------      --------------
Cash flows from financing activities:
     Proceeds from bank loan                                                                             30,208
     Repayment of bank loan                                                                                 (12)             (2,625)
     Deferred financing costs                                                                                --              (2,534)
     Preferred dividend payment                                                                              --                (578)
                                                                                                 --------------      --------------
Net cash provided by financing activities                                                                   (12)             24,471
                                                                                                 --------------      --------------

Net increase (decrease) in cash and cash equivalents                                                        403                (272)
Cash and cash equivalents, beginning of period                                                              857               3,136
                                                                                                 --------------      --------------
Cash and cash equivalents, end of period                                                         $        1,260      $        2,864
                                                                                                 ==============      ==============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
         Interest                                                                                $          413      $        4,131
         Income taxes                                                                                     1,214               2,192
     Noncash investing and financing activities:
         Capital stock and debt issued for acquisition of
            businesses and assets                                                                            --                 780


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                         STANDARD AUTOMOTIVE CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     The financial statements for the six months ended September 30, 2001 and September 30, 2000 are unaudited. The financial statements for the six months ended September 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The financial statements for the six months ended September 30, 2001 should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2001.

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


1. Organizational and Business Combination

     Standard Automotive Corporation (the "Company" or "Standard") is a Delaware corporation that commenced operations in January, 1998. Standard currently operates two divisions: (i) the Truck Body/Trailer Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck Body/Trailer Division operates through its wholly owned subsidiaries: Ajax Manufacturing Company ("Ajax"), R&S Truck Body Company, Inc. ("R&S") and CPS Trailer Co. ("CPS"). Standard's Critical Components Division operates through its wholly-owned subsidiaries: Ranor, Inc. ("Ranor"), Airborne Gear & Mach. Ltd. ("Airborne"), Arell Machining Ltd. ("Arell") and The Providence Group Inc. ("TPG").

2. Recently Issued Accounting Pronouncements

     In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 among other things discontinues amortization of goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill amortization. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules, which must be implemented within six months from adoption. Amortization of goodwill for the three months ending September 30, 2001 was $662,467 compared to $558,990 for the three months ending September 30, 2000. Goodwill amortization for the six months ending September 30, 2001 was $1,244,934 compared to $1,031,834 for the same period last year. The effect of implementing SFAS No. 142 could be significant.

3. Derivative Instruments and Hedging Activities

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.

4. Inventory

     Inventory is comprised of the following:

                             September 30, 2001          March 31, 2001
                         -----------------------     -----------------------
                              (Unaudited)                  (Audited)

     Raw materials        $           4,348,000       $          10,762,000
     Work in progress                 6,772,000                   8,057,000
     Finished goods                   4,066,000                  13,233,000
                         -----------------------     -----------------------
                          $          15,186,000       $          32,052,000
                         =======================     =======================

     The inventory is valued on the first in first out method, at the lower of cost or market. Approximately $8.7 million of the decrease in inventory represented the write-down of Ajax inventories to estimated fair market value, due to negative market conditions.


5. Long Term Debt and Credit Agreements

  Classification

     Due to the effects of the default events described below, certain long-term debt has been classified as a current liability on the accompanying condensed consolidated balance sheets.

  Term and Revolver Loans

     Our Term Loan and Revolving Credit Facility ("Credit Facility"), as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable in quarterly installments commencing in June 2000 in specified amounts ranging from approximately $1.3 million and increasing annually thereafter to approximately $1.6 million per quarter in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million, the June 2001 principal payment of $1.6 million or the September 2001 principal payment of $1.6 million.

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

     In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001 and September 30, 2001 respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of December 31, 2001.

     From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001 we and the bank lenders under the Credit Facility had been operating under the terms of forbearance agreements pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the most recent forbearance agreement, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the Company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at September 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as costs and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico, where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively.

     On October 25, 2001 we and the bank lenders under the Credit Facility entered into a new forbearance agreement which expires on January 31, 2002, pursuant to which the banks have agreed to refrain from exercising their rights until such date. During the forbearance period, periodic reports must be made to the Bank Group by the crisis manager, investment bankers and the Company on the status of potential asset dispositions.

     On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the bank lenders, the bank lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the bank lenders, and that the bank lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company is actively discussing with counsel to the bank lenders the replacement of the crisis manager or another mutually acceptable alternative.

     Interest on the amounts outstanding under the Loans is payable monthly and generally accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Facility. As of September 30, 2001 the average rate of interest for the Loans is 10.25%, which is the default rate. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

     At September 30, 2001 the total amount outstanding under the Credit Facility was $91.0 million, excluding $6.6 million of accrued interest.

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

     We are currently in arrears on payment of certain federal excise taxes of approximately $6.6 million, on which approximately $1.7 million of interest was accrued as of September 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on each of July 16, 2001, August 15, 2001 and September 15, 2001, and $40,000 on October 15, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Furthermore, the IRS has the statutory authority to impose penalties which could be material.

     We have been advised by our independent accountants that if these matters are not resolved prior to issuance of our March 31, 2002 annual report, they may have to modify such report as to whether we are a going concern.

6. Basic and Diluted Net Income (loss) per Common Share

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

     The following table sets forth, for the periods indicated, the calculation of basic and diluted net income (loss) per share:

         (in thousands, except per share data)                            For the Three Months Ended      For the Six Months Ended
                                                                               September 30,                     September 30,
                                                                         ----------------------------   ----------------------------
                                                                             2001            2000           2001            2000
                                                                         ------------    ------------   ------------    ------------
NUMERATOR:

Income (loss) available to common stockholders
  used in computing basic net income (loss) per share                    $    (33,250)   $        288   $    (37,157)   $      1,249

Convertible preferred dividends on dilutive
  convertible preferred stock                                                     289             289            578             578

                                                                         ------------    ------------   ------------    ------------
Income (loss) available to common stockholders
  used in computing dilutive net income (loss) per share                 $    (32,961)   $        577   $    (36,579)   $      1,827
                                                                         ============    ============   ============    ============

DENOMINATOR:

Weighted average number of
  common shares outstanding
  used in basic net income (loss) per share                                     3,822           3,722          3,822           3,706

Common equivalent shares:
  Options                                                                          --               8             --               9

                                                                         ------------    ------------   ------------    ------------
Weighted average number of common
  shares and common equivalent shares
  used in dilutive net income (loss) per share                                  3,822           3,730          3,822           3,715
                                                                         ============    ============   ============    ============

Basic net income (loss) per share                                        $      (8.70)   $       0.08   $      (9.72)   $       0.34
                                                                         ============    ============   ============    ============

Diluted net income (loss) per share                                      $      (8.70)   $       0.08   $      (9.72)   $       0.34
                                                                         ============    ============   ============    ============

7. Related Party Transactions

     On May 16, 2001, we entered into an agreement with William Merker, then a director, to settle a dispute regarding the propriety of William Merker's relationship with the agent associated with the purchase of Airborne, Arell and TPG. Pursuant to the terms of this agreement, Mr. William Merker transferred to us 200,000 shares of common stock held by him. In addition, Mr. William Merker provided us with a promissory note, payable on December 1, 2001, in an aggregate principal amount of $201,500, which is equal to the amount by which $800,000 exceeds the fair market value of the transferred shares as determined by an independent appraiser, less expenses related to the appraisal in the amount of $22,500.

8. Segment Information

     As a result of the acquisition of Ranor in June 1999 we reorganized operations by creating two operating divisions: the Truck Body/Trailer Division and the Critical Components Division.

     The segment information for the period ended September 30, 2000 for our Critical Components Division represents Ranor's results of operations for the full period and also Airborne's and Arell's from April 26, 2000 through September 30, 2000.


     Below is the selected financial segment data for the six months ended September 30, 2001 and 2000:

                               Truck              Critical
                            Body/Trailer         Components         Segment
September 30, 2001            Division            Division           Totals
------------------       -------------------  ----------------  ----------------

                                               (in thousands)

Revenue                      $  36,716            $ 21,803          $ 58,519
Operating income (loss)      $ (25,297)              2,079           (23,218)
Identifiable assets             35,137              41,452            76,589
Capital expenditures              (534)                 --              (534)

                               Truck              Critical
                            Body/Trailer         Components         Segment
September 30, 2000            Division            Division           Totals
------------------       -------------------  ----------------  ----------------

Revenue                      $  65,858  (a)         19,653          $ 85,511
Operating income                 6,161  (a)          4,915            11,076
Identifiable assets             53,224              45,239            98,463
Capital expenditures             1,054               1,184             2,238

(a) Restated

     The following is a reconciliation of reportable segment operating income and assets to the Company's consolidated totals for the six months ended September 30, 2001 and September 30, 2000:

                                                                           September 30,
Operating income                                                         2001           2000
----------------                                                    --------------- ---------------
                                                                                      (Restated)
                                                                     (in thousands)
Total operating income for reporting segments                        $     (23,218)  $      11,076
Other corporate expenses                                                     5,310           2,225
                                                                    --------------- ---------------
Consolidated operating income (loss)                                 $     (28,528)  $       8,851
                                                                    =============== ===============

                                                                           September 30,
Assets                                                                   2001              2000
------                                                              --------------- ---------------
                                                                            (in thousands)
Total assets for reporting segments                                  $      76,589   $      98,463
Goodwill                                                                    40,720          57,515
Other unallocated amounts (primarily deferred financing costs)               4,255           5,352
                                                                    --------------- ---------------
Consolidated total assets                                            $     121,564   $     161,330
                                                                    =============== ===============

     Revenues by geographical area are comprised as follows:

                                   Six months ended September 30,
                                  --------------------------------
                                      2001              2000
                                  ---------------   --------------
                                                       (Restated)
                                  (in thousands)
      United States               $       48,421    $       76,982
      Canada                              10,098             8,529
                                  --------------    --------------

      Total net revenues          $       58,519    $       85,511
                                  ==============    ==============

9.  Loss on Impairment of Assets

     We have concluded that impairments have occurred in the value of the assets of the Ajax unit of the Truck Body/Trailer Division and the TPG unit of the Critical Components Division. The decision was made based on current and projected earnings levels of these divisions and current market conditions in accordance with SFAS No. 121. Accordingly, we recorded impairment losses of $23.7 million for the Ajax unit and $2.2 million for the TPG unit during the quarter ended September 30, 2001. The primary components of the impairment loss included $18.0 million of goodwill, $4.6 million of inventories and $3.3 million of property, plant and equipment. There is approximately $1.5 million of net property and equipment remaining.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The financial statements for the six months ended September 30, 2001 and September 30, 2000 are unaudited. The financial statements for the six months ended September 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made.

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

Recently Issued Accounting Pronouncements

     In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules, which must be implemented within six months from adoption.

Derivative Instruments and Hedging Activities

     SFAS No. 133 was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.

Recent Developments

     On October 31, 2001, the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager ending its engagement and its subsequent failure to provide financial reports to the bank lenders, the bank lenders notified the Company that it was in default of certain financial reporting requirements pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the bank lenders, and that the bank lenders reserved all rights and remedies under the forbearance agreement and the Credit Facility. The Company is actively discussing with counsel to the bank lenders the replacement of the crisis manager or another mutually acceptable alternative.

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

  Truck Body/Trailer Division

     Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis, dump truck bodies, specialty trailers, truck suspensions and related assemblies through the following operating companies:

     o Ajax designs, manufactures and sells container chassis, refurbishes (or "re-manufactures") used chassis, and manufactures specialty transportation equipment. Container chassis are used to transport maritime shipping containers from container ships to inland destinations. Container chassis are sold to leasing companies, large steamship lines, railroads and trucking companies to transport overland 20-, 40-, 45- and 48-foot shipping containers. Ajax operates facilities in Hillsborough, New Jersey and Sonora, Mexico

     o R&S Truck Body Company, Inc. ("R&S"), located in Ivel, Kentucky, designs, manufactures and sells customized, high end, steel and aluminum dump truck bodies, platform bodies, custom large dump trailers, specialized truck suspension systems and related products and parts. R&S recently introduced several newly designed elliptical and crossmemberless aluminum and steel dump bodies. R&S is currently testing a new lightweight steerable suspension with an in house fabricated axle for the dump body market.

      o CPS Trailer Co. ("CPS"), located in Oran, Missouri, designs, manufactures and sells bottom dump trailers, end dump trailers, roll-off hoists, pup trailers, two-can trailers, light-weight end dump trailers, grain hopper trailers and walking floor van trailers, used for hauling bulk commodities such as gravel and grain, and for the construction, agriculture and waste hauling industries.

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

     o Airborne Gear & Mach. Ltd. ("Airborne"), located in St. Leonard, Quebec, Canada, is principally engaged in the manufacture and sale of hot section engine components in exotic materials including Inconel (a nickel alloy), titanium and beryllium copper. Airborne is considered a preferred vendor by its significant customers. We acquired Airborne in April 2000.

     o Arell Machining Ltd. ("Arell"), located in Anjou, Quebec, Canada, manufactures hot and cold section engine components, airframe structural components and landing gear kits and assemblies for the aerospace market. Arell is considered a preferred supplier by its significant customers. We acquired Arell in April 2000.

     o The Providence Group Inc. ("TPG"), located in Knoxville, Tennessee, is a specialized engineering services company that provides engineering service predominately in the environmental and nuclear industries. TPG designs, manufactures and operates remote robotic retrieval systems used in the cleaning and transferring of stored nuclear waste. We acquired TPG in September 2000.

Strategy

     In light of our recent history of losses and the unavailability of additional acquisition financing, we have shifted our strategic emphasis from growth through acquisitions to growth and management of our current core businesses. Notwithstanding our strategic initiatives, we cannot provide any assurance that we will achieve or sustain profitability in the future. We have recently engaged the services of an investment banking firm to identify prospective buyers and to evaluate any potential offers for the Company and/or for it's subsidiaries.

     Our current business strategy is to increase sales by improving the quality of our products and to decrease our costs through progressive inventory and purchasing management, more effective cash management, and improved labor efficiencies. Implementing our business strategy will, during the continuation of defaults under our Credit Facility, require the continued forbearance of our senior lenders, which cannot be assured.

     We believe that our competitive advantages include management experience and the skill of our work force, as well as established relationships with customers. A number of the individuals who formerly owned or managed our operating companies have remained with the businesses after acquisition by Standard, and provide comprehensive knowledge of customer needs and markets, enabling our operating companies to design and manufacture customized products.

Results of Operations (Unaudited)

     The following table sets forth, for the indicated periods, certain components of our Consolidated Statements of Income expressed in dollar amounts and as a percentage of net revenues. The six months ended September 30, 2001 reflect the consolidated results of all operating companies including TPG, which was acquired on August 31, 2000, for the entire period. The six months ended September 30, 2000 reflect the consolidated amounts of Standard, Ajax, R&S, CPS and Ranor for the entire period and also Airborne and Arell from the date of their acquisitions on April 26, 2000. The financial statements for the six months ended September 30, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes.

         (in thousands)                    For the Three Months Ended September 30,         For the Six Months Ended September 30,
                                          -------------------------------------------   --------------------------------------------
                                                 2001                     2000                  2001                     2000
                                          --------------------    -------------------   --------------------     -------------------
Revenues, net                             $ 26,615     100.0 %    $ 41,342    100.0 %   $ 58,519     100.0 %     $ 85,511    100.0 %

Cost of revenues                            23,072        86.7      32,776       79.3     49,107        83.9       67,711       79.2
Selling, general and
     administrative                          6,542        24.6       4,622       11.2     11,956        20.4        8,949       10.5
Loss on impairment
     of assets                              25,984        97.6          --         --     25,984        44.4           --         --

                                          --------    --------    --------   --------   --------    --------     --------   --------
Operating income                           (28,983)     (108.9)      3,944        9.5    (28,527)      (48.7)       8,851       10.4
Interest and other                           3,285        12.3       2,861        6.9      6,519        11.1        5,441        6.4
                                          --------    --------    --------   --------   --------    --------     --------   --------

Income before provision
     for taxes                             (32,268)     (121.2)      1,083        2.6    (35,046)      (59.9)       3,410        4.0
Provision for income taxes                     693         2.6         506        1.2      1,532         2.6        1,583        1.9

                                          --------    --------    --------   --------   --------    --------     --------   --------
Net income (loss)                         $(32,961)     (123.8)%  $    577      1.4 %   $(36,578)      (62.5)%   $  1,827      2.1 %
                                          ========    ========    ========   ========   ========    ========     ========   ========

Comparison of Six Months Ended September 30, 2001 to September 30, 2000

     Net Revenues for the six months ended September 30, 2001 were $58.5 million, a decrease of 32% from net revenues of $85.5 million, as restated, for the comparable period in 2000. Net revenues for our Truck Body/Trailer Division decreased from approximately $65.9 million, as restated, for the six months ended September 30, 2000 to approximately $36.7 million for the six months ended September 30, 2001, a decrease of 44.4%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries. The decrease in net revenues in our Truck Body/Trailer Division was partially offset by higher net revenues in our Critical Components Division due to the inclusion of Airborne, Arell and TPG, which were acquired during the fiscal year ended March 31, 2001. As a result of acquisitions, the Critical Components Division contributed 37.3% of revenues for the six months ended September 30, 2001 versus 23% for the six months ended September 30, 2000. Our Critical Components Division experienced an overall net revenue increase of 11%, to $21.8 million for the six months ended September 30, 2001, compared to $19.7 million for the six months ended September 30, 2000.

     Cost of Revenues decreased to $49.1 million, or 83.9% of net revenues, for the six months ended September 30, 2001 versus $67.7 million, as restated, or 79.2% of net revenues for the comparable period in 2000. This decrease is principally attributed to lower demand for our Truck Body/Trailer Division products. The consolidated ratio of our cost of revenues to revenues increased primarily due to the application of our fixed costs against decreased revenues in our Truck Body/Trailer Division. The ratio of our cost of revenues to revenues at our Critical Components Division remained relatively constant.

     Selling, General & Administrative Expenses ("SG&A") were $12.0 million during the six months ended September 30, 2001, an increase of $3.0 million from $8.9 million incurred during the comparable period in 2000. SG&A, as a percentage of net revenue, increased to 20.4% of net revenues, up from 10.5% for the comparable period in 2000. The dollar increases include significantly higher legal and other professional fees associated with our efforts to restructure our Credit Facility and obtain additional forbearance from the bank. The increases also resulted from our continued expansion into product lines with higher selling and administrative expenses as well as higher corporate oversight expense associated with changes in management and our restructuring efforts.

     Interest and Other Expense increased to $6.5 million for the six months ended September 30, 2001 from $5.4 million, as restated, during the comparable period in 2000. This increase primarily reflects increased interest rates and forbearance fees as a consequence of our defaults under the Credit Facility.

     Loss on the impairment of Assets reflects a loss on an impairment of assets of $23.7 million for the Ajax unit and $2.2 million for the TPG unit.

     Provision for income taxes does not reflect tax benefits being recorded for losses, because there is no assurance that these benefits will be recovered.

Comparison of Three Months Ended September 30, 2001 to September 30, 2000

     Net Revenues for the three months ended September 30, 2001 were $26.6 million, a decrease of 35.6% from net revenues of $41.3 million, as restated, for the comparable period in 2000. Net revenues for our Truck Body/Trailer Division decreased from approximately $30.8 million, as restated, for the three months ended September 30, 2000 to approximately $16.9 million for the three months ended September 30, 2001, a decrease of 45%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries. The decrease in net revenues in our Truck Body/Trailer Division was partially offset by higher net revenues in our Critical Components Division due to the inclusion of Airborne, Arell and TPG, which were acquired during the fiscal year ended March 31, 2001. As a result of acquisitions, the Critical Components Division contributed 36.6% of revenues for the three months ended September 30, 2001 versus 25.6% for the three months ended September 30, 2000. Our Critical Components Division experienced an overall net revenue decrease of 8%, to $9.7 million for the three months ended September 30, 2001, compared to $10.6 million for the three months ended September 30, 2000.

     Cost of Revenues decreased to $23.1 million, or 86.7% of net revenues, for the three months ended September 30, 2001 versus $32.8 million, as restated, or 79.3% of net revenues for the comparable period in 2000. This decrease is principally attributed to lower demand for our Truck Body/Trailer Division products. The consolidated ratio of our cost of revenues to revenues increased primarily due to the application of our fixed costs against decreased revenues in our Truck Body/Trailer Division. The ratio of our cost of revenues to revenues at our Critical Components Division remained relatively constant.

     Selling, General & Administrative Expenses ("SG&A") were $6.5 million during the three months ended September 30, 2001, an increase of $1.9 million from $4.6 million incurred during the comparable period in 2000. SG&A, as a percentage of net revenue, increased to 24.6% of net revenues, up from 11.2% for the comparable period in 2000. The dollar increases include significantly higher legal and other professional fees associated with our efforts to restructure our Credit Facility and obtain additional forbearance from the bank. The increases also resulted from our continued expansion into product lines with higher selling and administrative expenses as well as higher corporate oversight expense associated with changes in management and our restructuring efforts.

     Interest and Other Expense increased to $3.3 million for the three months ended September 30, 2001 from $2.9 million, as restated, during the comparable period in 2000. This increase primarily reflects increased interest rates and forbearance fees as a consequence of our defaults under the Credit Facility.

     Loss on the impairment of Assets reflects a loss on an impairment of assets of $23.7 million for the Ajax unit and $2.2 million for the TPG unit.

     Provision for income taxes does not reflect tax benefits being recorded for losses, because there are no assurances that these benefits will be recovered.

Liquidity and Capital Resources

     We have historically funded our operations and capital expenditures through cash flow generated by operations, from borrowings under our Credit Facility and, to a lesser extent, through the incurrence of subordinated indebtedness, capital lease transactions and the issuance of common and preferred stock.

     Our cash position as of September 30, 2001 was $1.3 million, an increase of approximately $400,000 from our cash and cash equivalents of approximately $900,000 at March 31, 2001.

     Approximately $900,000 of cash was provided by operating activities during the six months ended September 30, 2001 compared with $3.1 million during the comparable period in 2000. The cash provided by operating activities for the six months ended September 30, 2001 primarily reflects deferral of payments to our lenders and suppliers and also reduction of inventories, since March 31, 2001 through improved asset management.

     Net cash used in investing activities was approximately $521,000 during the six months ended September 30, 2001 as compared with $27.8 million used during the comparable period in 2000. The cash used by investing activities during the six months ending September 30, 2001 was primarily for the acquisition of property and equipment, while the cash used in investing activities during the six months ending September 30, 2000 primarily reflected the acquisitions of Airborne, Arell and TPG.

     The $12,000 of cash used by financing activities for the six months ending September 30, 2001 was a pay down of a lease, while the cash provided by financing activities during the six months ending September 30, 2000 principally reflected the financing obtained through an increase in our Credit Facility for the acquisitions of Airborne and Arell. In addition to financing the acquisitions of Arell and Airborne during the six months ending September 30, 2000, the Credit Facility was also used to finance capital expenditures and to provide additional working capital.

     Excluding payment obligations in respect to indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, as discussed below, we believe that cash on hand, together with cash provided from operations, will be sufficient to fund our operations through March 31, 2002. As of November 13, 2001 our existing cash, together with cash generated from our operations will not be sufficient to fund our current obligations in respect to our senior indebtedness, subordinated indebtedness, preferred stock dividends and payment obligations under earn-out arrangements relating to acquired businesses. We are currently in default under our Credit Facility and are unable to borrow thereunder to fund our operations and other obligations.

     At September 30, 2001, we had $95.6 million in total debt outstanding, consisting of an outstanding revolving loan of $20.0 million, term loans of $71.0 million and subordinated notes to the prior owners of Ranor of $4.6 million. Due to continuing conditions of default described below, the entire $95.6 million of outstanding debt has been reclassified, for reporting purposes, from long-term debt to current liabilities.

     Our Credit Facility, as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April, 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million, the June 2001 principal payment of $1.6 million and the September principal payment of $1.6 million as, well as the related concurrent interest payments of $1.5 million, $2.6 million and $2.5 million respectively.

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

     In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001 and September 30, 2001 respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $3.9 million on the next payment date of December 28, 2001.

     From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001 we and the bank lenders under the Credit Facility had been operating under the terms of forbearance agreement pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the most recent forbearance agreement, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the Company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico, where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively.

     On October 25, 2001 we and the bank lenders under the Credit Facility entered into a new forbearance agreement which expires on January 31, 2002, pursuant to which the banks have agreed to refrain from exercising their rights until such date. During the forbearance period, periodic reports must be made to the Bank Group by the crisis manager, investment bankers and the Company on the status of potential asset dispositions.

     On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the bank lenders, the bank lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the bank lenders, and that the bank lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company is actively discussing with counsel to the bank lenders the replacement of the crisis manager or another mutually acceptable alternative.

     The terms on which we sell our products vary by operating company, but generally provide for payment within 30 days.

     Capital expenditures were approximately $534,000 for the six months ended September 30, 2001 compared to approximately $2.2 million for the comparable period last year. Capital expenditures incurred during the six months ended September 30 2001 were primarily for the purchase of production equipment and computer software to maintain our current plant capacity. We expect that capital expenditures during the fiscal year ending March 31, 2002 will not exceed those of the preceding year.

     The annual dividend requirement on our preferred stock at September 30, 2001 is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Further, we will need the approval of the lenders under our Credit Facility to resume payment of preferred dividends. Beginning on September 28, 2001, as a result of the failure to pay the quarterly dividend for four consecutive quarters, the holders of our preferred stock are entitled to elect two directors to our Board of Directors. Such right shall terminate as of the next annual meeting of stockholders following payment of all accrued dividends.

     As of September 30, 2001, we had working capital of approximately $4.9 million prior to the reclassification of $95.6 million of long-term debt to current liabilities. Excluding payment obligations in respect of indebtedness, preferred stock, Internal Revenue Service payments and potential penalties, and earn-out payments relating to acquired businesses, management believes that our current working capital position, along with anticipated results of operations, will be sufficient to allow us to fund our working capital requirements for at least the next twelve months. This assessment is dependent upon the successful outcome of the negotiations with the lenders under our Credit Facility and with the Internal Revenue Service with respect to our outstanding excise tax liabilities. We have been advised by our independent accountants that if these matters are not resolved prior to the issuance of our March 31, 2002 annual report, they may have to modify their report as to whether we are a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

     We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of September 30, 2001, we had approximately $91.0 million of prime rate based debt not including accrued interest outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $951,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential decisions which could be taken in response to any of these changes. Furthermore, on April 25, 2000 we entered into an interest rate hedge with a notional amount of $37,500,000 to protect against interest rate increases.

Foreign Currency Exchange Risk

     In April 2000, we acquired Airborne and Arell, both located outside of Montreal, Canada, and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian dollar and/or Mexican peso compared to the U.S. dollar upon currency conversion may affect our financial position and cash flow. As of September 30, 2001, we had not established any programs for hedging against foreign currency losses. Because a majority of our transactions are U.S. based and U.S. dollar-denominated, a hypothetical 10 % change in the value of the Canadian dollar or Mexican peso would not have a materially adverse impact on our financial position and cash flow.

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

     We have recently incurred losses, which are likely to continue.

     During the fiscal year ended March 31, 2001, we incurred net losses of approximately $10.2 million, and during the six months ended September 30, 2001 we incurred net losses of approximately $36.6 million. Because of the general decline in the trucking industry, our significantly increased interest expense as a result of recent acquisitions and our inability to successfully integrate acquired businesses, these losses are likely to continue, and perhaps increase, during at least a portion of our current fiscal year. In addition, our revenues declined from the year ended March 31, 2000 to the year ended March 31, 2001 as well as for the six months ended September 30, 2001 versus the comparable period in 2000. We will need to generate additional revenue and achieve cost reductions if we are to regain and sustain profitability. We may not achieve or sustain profitability and our losses may continue to grow in the future. As a result, we may not be able to pursue our business strategy effectively.

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

     From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001, we and the bank lender under the Credit Facility had been operating under the terms of forbearance agreements pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the most recent forbearance period, and since then, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico where we have operations.

     On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively.

     On October 25, 2001 we and the bank lenders under the Credit Facility entered into a new forbearance agreement which expires on January 31, 2002, pursuant to which the banks have agreed to refrain from exercising their rights until such date. During the forbearance period periodic reporting must be made to the Bank Group by the crisis manager, investment bankers and the company on the status of potential asset disposition.

     On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the bank lenders, the bank lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the bank lenders, and that the bank lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company is actively discussing with counsel to the bank lenders the replacement of the crisis manager or another mutually acceptable alternative.

     We need to sell or dispose of assets in order to meet our existing debt obligations and to fund our operations. We may not be able to sell such assets at appropriate values. We could experience a change of control as a result of such events. In addition, holders of our common stock and preferred stock may have their equity interest severely diluted or eliminated entirely in connection with a restructuring transaction or if we become subject to proceedings in respect of protection from our creditors.

     We have engaged an investment banking firm to identify potential buyers for our subsidiaries. We can give no assurance that our efforts to sell our subsidiaries will be successful or that the sale of assets will be at appropriate values. In the event we restructure our existing indebtedness as the result of asset sales, such events could cause a change in control of the Company.

     If we are unable to accomplish an out-of-court restructuring though the sale of assets we may seek protection from our creditors. Moreover, it is possible that our creditors may seek to initiate involuntary proceedings against us or against one or more of our subsidiaries in the United States and/or in Canada or Mexico, which would force us to make defensive voluntary filing(s) of our own. Should we be forced to take action with respect to one or more of our foreign subsidiaries, such filings raise substantial additional risk to us and the success of our proposed restructuring transaction due to both the uncertainty created by foreign creditors' rights laws and the additional complexity that would be caused by such additional filings. We can provide no assurance that we would be able to successfully restructure our foreign subsidiaries should such filings be required. In addition, if we restructure our debt or file for protection from our creditors, it is very likely that our common stock and preferred stock will be severely diluted if not eliminated entirely.

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

     As of September 30, 2001, we had $95.6 million of debt outstanding, of which $91.0 million was outstanding under our Credit Facility. Due to conditions of default previously described, the entire $95.6 million of outstanding debt was reclassified, for reporting purposes, from long-term debt to current liabilities. To date, a substantial portion of our cash flow has been devoted to debt service. Our ability to make payments of principal and interest on our outstanding indebtedness will be largely dependent upon our ability to raise additional financing, restructure existing indebtedness and on our future operating performance. Even if we are able to obtain additional financing and restructure our existing indebtedness, we will remain highly leveraged. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. In addition, our Credit Facility imposes, and any new or restructured indebtedness will impose, significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, make loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our Credit Facility contains covenants regarding the maintenance of certain financial ratios. Servicing our debt obligations will significantly reduce the amount of cash available for investment in our businesses and, together with restrictions imposed by the terms of our indebtedness, may cause our results of operations to suffer.

     We have recently undergone changes in our management team and cannot assure you that our management team can effectively work together to operate our business.

     In March 2001, our board appointed our new President and Chief Executive Officer. In August 2001, we hired a new Chief Financial Officer. Neither our new President and Chief Executive Officer or our new Chief Financial Officer have worked together with our remaining management team before and they, and additional managers that they may hire, may not be able to forge effective working relationships with other members of management at the corporate or operating unit levels. In addition, they, and any other newly hired managers, will need to learn about our company and the industries in which we operate. If our senior management cannot work together effectively, then our business and strategies will be harmed and we will incur additional costs in seeking and retaining new management personnel.

     The trading prices of shares of our common stock and preferred stock could decline and our stockholders could experience significant ownership dilution, further depressing the prices of shares of our common stock and preferred stock.

     If we sell assets, such sales may depress the trading prices of our common and preferred stock.

     Our stock price has declined and may continue to decline, which could reduce the value of stockholders' investments, subject us to litigation, cause us to be unable to maintain our listing on the American Stock Exchange, and make obtaining future equity financing more difficult for us.

     The market prices of our common stock and preferred stock have declined since we completed our initial public offering in January 1998, and it is likely that they will continue to decline. In the past, companies whose stock prices have declined have been the objects of securities class action litigation. If we were to become the object of securities class action litigation, it could result in substantial additional costs for which we are unprepared and it could divert our management's attention and resources.

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

     In addition, the declines in our stock price may have harmed and, may continue to harm our ability to issue, or significantly increase the ownership dilution to stockholders caused by our issuing, equity in financing or other transactions. The price at which we issue shares in such transactions is generally based on the market price of our common stock and a decline in our stock price would result in our needing to issue a greater number of shares to raise a given amount of funding or acquire a given dollar value of goods or services. The occurrence of any of the foregoing would likely have a material adverse effect on Standard's and stockholders' investment.

     We are in arrears on payment of certain federal excise taxes of approximately $6.7 million, which has resulted in an additional event of default under our Credit Facility, and which could subject us to penalties in material amounts.

     We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.7 million of interest was accrued as of September 30, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on each of July 16, 2001, August 15, 2001, and September 15, 2001, and $40,000 on October 15, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Our financial statements include approximately $205,000 of interest expense for the quarter ended September 30, 2001 related to federal excise tax currently in arrears. Further, the IRS has the statutory authority to impose penalties which could be material. If we are unable to negotiate a payment plan with the IRS, or if the IRS imposes statutory penalties on Standard, the IRS could commence proceedings to freeze or foreclose upon our assets, including our bank accounts. In any of those events our business, financial position or results of operations could be materially and adversely affected.

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

     o  general economic conditions;

     o the conditions of the trucking, commercial aerospace, defense, nuclear and industrial industries in general;

     o  the collectability of accounts receivables from customers;

     o  further price depression in the industries in which we participate;

     o  our ability to introduce new products and services;

     o  timing of sales;

     o  sales of assets

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

     We account for a significant percentage of our long-term contracts at our Ranor and TPG facilities on a percentage-of-completion basis. For the six months ended September 30, 2001, Ranor and TPG accounted for approximately 20% of our total revenues. This accounting method requires that, for each uncompleted long-term contract, we recognize revenues and earnings based on management's estimates to complete, which are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Accordingly, the revenue we recognize in any given period on such contracts depends to a significant extent on our estimate of the total remaining costs to complete individual projects. As with any estimates, our estimates of costs of completion are subject to numerous risks and uncertainties, including risks of increased costs for, or unavailability of, raw materials, as well as engineering and manufacturing risks in producing products on a timely basis. If in any period we significantly increase our estimate of the total cost to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in that period may not be directly comparable to prior or future periods and in such period and future periods may be significantly reduced. In some cases we may recognize a loss on individual projects prior to their completion.

     We have suspended dividend payments that have and will continue to cumulate and we are in default on certain of our subordinated debt.

     The annual dividend requirement on our preferred stock is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividends and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Beginning on September 28, 2001, as a result of the failure to pay the quarterly dividend for four consecutive quarters, the holders of our preferred stock are entitled to elect two directors to our Board of Directors. Such right shall terminate as of the next annual meeting of stockholders following payment of all accrued dividends. In addition, we are in default of interest payments under approximately $4.6 million of convertible subordinated notes issued in connection with our acquisition of our Ranor subsidiary during 1999. We will need the approval of the lenders under our Credit Facility to resume payment of preferred dividends and payment of interest and principal on our subordinated debt.

     Our business is concentrated in industries that are subject to economic cycles.

     A significant portion of our business and business development efforts are concentrated in the trucking, and, to a lesser extent, the aerospace, nuclear, industrial and defense industries. Since March 2000, the U.S. economy has suffered a sharp decline. As demonstrated by our decline in revenues from our Truck Body/Trailer Division in the quarter ending September 30, 2001, many of our customers have substantially curtailed, if not eliminated, significant additional expenditures in these areas. Certain of these developments have already had an adverse impact on our business. A continuation of the current economic environment will likely further adversely affect our business.

     The Critical Components Division relies on U.S. government contracts and subcontracts for a substantial portion of its revenues.

     A significant portion of our business and business development efforts are concentrated in industries where the U.S. government is a major customer. Approximately 20% of the Critical Components Division's net revenues for the quarter ended September 30, 2001 were derived directly from contracts with the U.S. government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation for the convenience of the government. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures in the industries in which we operate.

     We are dependent on a few customers for a substantial percentage of our revenues.

     Due to the nature of the markets we participate in, including the heavy-duty trailer chassis and container industry and the nuclear waste disposal industry, the available pool of potential customers is limited. For the six months ended September 30, 2001, three customers were responsible for 54.7% of the sales of Truck Body/Trailer Division and three customers were responsible for 56.5% of the sales of our Critical Components Division. Our preferred supplier arrangement with this customer expired in the second quarter of our 2001 fiscal year. We are currently negotiating with this customer to renew our preferred supplier arrangement, although we cannot be sure we will be successful in doing so. The loss of any major customer could have a material adverse effect on our business, financial condition and operating results.

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

     Terrorist attacks and threats or actual war may negatively impact all aspects of our operations, revenues, cost and stock price.

     Recent terrorist attacks in the United States, as well as future events occurring in response or connection to them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers, may impact our operations, including, among other things, causing delays or losses in the delivery of merchandise to us and decreased sale of our products. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. They also could result in economic recession in the U.S. or abroad. Any of these occurrences could have a significant impact on our operating results, revenues and cost and may result in volatility of the market price for our common stock and preferred stock and on the future price of our common stock and preferred stock.

     Our largest stockholders could act together to exercise significant control over us.

     As of September 30, 2001, our three largest shareholders, including one director and one former director who are brothers, collectively beneficially owned approximately 42.7% of our outstanding common stock. As a result of this concentration of ownership, these stockholders, should they choose to act together, would be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the company.

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

     On June 22, 2001, the United States District Court for the Eastern District of Wisconsin entered a judgment of $570,000 against our subsidiary R&S in a suit brought by a former distributor with whom R&S terminated its relationship in September 1999. On July 3, 2001, R&S filed a motion with the court seeking judgment in its favor as a matter of law notwithstanding the verdict and filed a motion for a new trial, arguing that the evidence adduced at trial does not support the jury's verdict. In its motion for a new trial, R&S requested that the court, in the alternative, reduce the amount of the jury's verdict to a figure reasonably supported by the evidence. The court has yet to rule on the R&S motions. We believe that the R&S position is meritorious and R&S intends to vigorously defend its interests in this matter. The Company recorded an accrual for $570,000.

Item 3. Defaults Upon Senior Securities

     (a) During the fiscal year ending March 31, 2001, we incurred net losses of approximately $10.2 million. In December 2000, we notified the agent under our Credit Facility that we were not in compliance with certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8, $4.2 million and $4.1million under the Credit Facility on March 31, 2001, July 2, 2001, and September 28, 2001, respectively, which constituted additional events of default thereunder. As of September 30, 2001, we were also in default in interest payments totaling approximately $375,000 in respect of convertible subordinated notes issued to finance the acquisition of our Ranor subsidiary. We expect to be unable to pay additional principal and interest payments totaling approximately $3.9 million under the Credit Facility on the next payment date of December 28, 2001.

     We are currently unable to meet our payment obligations under the Credit Facility and will be unable to achieve compliance with the terms of the Credit Facility absent additional equity or debt financing, restructuring of the terms of the Credit Facility or a combination of such financing and restructuring. We have engaged an investment banking firm to assist us in obtaining additional financing or sell assets, although we can give no assurance that our efforts to obtain additional financing, sell assets or restructure our existing indebtedness will be successful. Due to our current condition of default, our entire long-term debt has been reclassified to current liabilities.

     (b) The holders of our Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per year, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, we have paid all required dividends on the Preferred Stock with cash generated from operations with the exception of the dividends for the four quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001. The cumulated arrearage at March 31, 2001 was $578,000 and as of September 30, 2001 was $1,155,000. If Standard is in arrearage on dividend payments for four or more quarters, the holders of our Preferred Stock are entitled to elect two directors to Standard's board of directors.

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

Item 6. Exhibits and Reports on Form 8-K

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

10.41 Third Forbearance Agreement expiring on September 14, 2001 by and among Standard and Arell Machining Ltd. as Borrowers, PNC Bank, National Association, ING (U.S.) Capital LLC, Fleet National Bank, Sovereign Bank, The Bank of New York, Keybank National Association, Oceanfirst Bank, and Firstar Bank, N.A., PNC Bank as Administrative Agent, ING as Syndication Agent, and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

10.42 Notice of Acceleration dated July 27, 2001 by PNC Bank, National Association, with respect to the Amended and Restated Credit Agreement dated as of April 25, 2000, as amended, by and among Standard and Arell Machining Ltd. as Borrowers, the several banks and other financial institutions from time to time parties thereto, PNC Bank, National Association as Administrative Agent, ING (U.S.) Capital LLC as Syndication Agent, and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

10.43 Withdrawal of Notice of Acceleration dated August 9, 2001 by PNC Bank, National Association, with respect to the Amended and Restated Credit Agreement dated as of April 25, 2000, as amended, by and among Standard and Arell Machining Ltd. as Borrowers, the several banks and other financial institutions from time to time parties thereto, PNC Bank, National Association as Administrative Agent, ING (U.S.) Capital LLC as Syndication Agent, and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

10.44 Fourth Forbearance Agreement expiring on January 31, 2002 by and among Standard and Arell Machining Ltd. as Borrowers, PNC Bank, National Association, ING (U.S.) Capital LLC, Fleet National Bank, Sovereign Bank, The Bank of New York, Keybank National Association, Oceanfirst Bank, and U.S. Bank National Association d/b/a Firstar Bank, N.A., PNC Bank as Administrative Agent, ING as Syndication Agent, and PNC Capital Markets, Inc. and ING Barings LLC as Joint Arrangers

10.45 Supplement dated July 31, 2001 to Agreement between Standard and William Merker dated May 16, 2001

10.46   Agreement dated August 27, 2001 between Standard and William Merker

        (b) Reports on Form 8-K

We filed the following Reports on Form 8-K during the quarter ended September 30, 2001:

Date                   Item

August 1, 2001        Item 5 - Announcing receipt of an acceleration notice from
                      PNC Bank, National Association, the administrative agent under Standard's Term Loan and Revolving Credit Facility, terminating the commitments to make loans under the facility and declaring all amounts due under the facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable

August 10, 2001       Item 5 - Announcing hire of Matthew B. Burris as Chief
                      Financial Officer

August 10, 2001       Item 5 - Announcing receipt of a letter from PNC Bank,
                      National Association, the administrative agent under Standard's Term Loan and Revolving Credit Facility, withdrawing the acceleration notice previously sent to Standard

August 23, 2001       Item 5 - Announcing a forbearance agreement expiring on
                      September 14, 2001 between Standard and its bank lenders under the Term Loan and Revolving Credit Facility

September 20, 2001    Item 5 - Announcing an extension of the forbearance
                      agreement between Standard and its bank lenders under the Term Loan and Revolving Credit Facility, expiring on
                      September 28, 2001

September 28, 2001    Item 5 - Announcing an extension of the forbearance
                      agreement between Standard and its bank lenders under the Term Loan and Revolving Credit Facility, expiring on
                      October 5, 2001

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION



By:      /s/ James F. O'Crowley, III              Date: November 13, 2001
    ----------------------------------------
    James F. O'Crowley, III
    President and Chief Executive Officer
    (Duly Authorized Officer)


/s/ Matthew B. Burris                             Date:  November 13, 2001
-------------------------------------------
Matthew B. Burris
Chief Financial Officer (Principal Financial
and Accounting Officer)