Form 10-Q/A
period 2001-09-30
STANDARD AUTOMOTIVE CORP
filed 2001-11-15
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

        The undersigned registrant hereby amends Part I, Item 1 (Financial Statements) of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and filed on November 14, 2001, solely to correct a typographical error therein. The Report as amended is set forth in its entirety in the pages attached hereto.

                         STANDARD AUTOMOTIVE CORPORATION

                   For the Six Months Ended September 30, 2001

                          Form 10-Q/A Quarterly Report

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

       (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A:

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

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION


/s/ Matthew B. Burris                             Date:  November 15, 2001
-------------------------------------------
Matthew B. Burris
Chief Financial Officer