Form 10-Q
period 2001-12-31
STANDARD AUTOMOTIVE CORP
filed 2002-02-19
CIK 1043505

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 2001
                                       Or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________________ to _____________________

Commission File Number:  001-13657

                         STANDARD AUTOMOTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 52-2018607
               --------                                 ----------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 280 Park Avenue, 21st Floor West, New York, NY                     10017
 ----------------------------------------------                     -----
    (Address of principal executive offices)                      (Zip Code)

             (908) 874-7778                                 3715
             --------------                                 ----
    (Registrant's telephone number)          (Primary Standard Industrial Code)

                                 Former address:
                   401 Plaza Route 206, Hillsborough, NJ 08844



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         As of February 13, 2002, the registrant had a total of 3,722,400 shares of Common Stock outstanding and 1,132,600 shares of Preferred Stock outstanding.

                         STANDARD AUTOMOTIVE CORPORATION

                   For the Nine Months Ended December 31, 2001

                           Form 10-Q Quarterly Report

                                      Index



Part I. Financial Information                                               Page

      Item 1. Financial Statements

      Condensed Consolidated Balance Sheets as of December 31, 2001
          (unaudited) and March 3l,2001                                        3

      Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2001 (unaudited) and December 31, 2000
          (unaudited and restated)                                             4

      Condensed Consolidated Statement of Stockholders' Equity for the nine
          months ended December 31, 2001 (unaudited and restated)              5

      Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 (unaudited) and December 31, 2000
          (restated and unaudited)                                             6

      Notes to Condensed Consolidated Financial Statements                     7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11

      Item 3. Quantitative and Qualitative Disclosures about Market Risk      17

Part II. Other Information

     Item 1        Legal Proceedings                                          22

     Item 3.       Defaults Upon Senior Securities                            23

     Item 6.       Exhibits and Reports on Form 8-K                           23

Signatures                                                                    25

                          PART I. Financial Information

Item 1. Financial Statements

                         STANDARD AUTOMOTIVE CORPORATION

                      Condensed Consolidated Balance Sheets
                       (in thousands, except share data )

                                                             December 31, 2001   March 31, 2001
                                                                (Unaudited)
                                                             ------------------  --------------

Assets
Cash and cash equivalents                                        $    1,240      $     857
Restricted Cash                                                       4,904
Marketable securities                                                   102            102
Accounts receivable, net                                              8,753         10,620
Inventory, net                                                       14,653         32,052
Other current assets                                                  1,351          9,649
                                                                 ----------      ---------
     Total current assets                                            31,003         53,280

Property and equipment, net                                          37,699         44,891
Intangible assets, net of accumulated amortization
     of $3,147 and $5,408, respectively                              40,213         60,538
Other assets                                                          3,669          4,296
                                                                 ----------      ---------
         Total assets                                            $  112,584      $ 163,005
                                                                 ==========      =========

Liabilities and Stockholders' Equity

Accounts payable and accrued expenses                              $ 19,714       $ 20,447
Liabilities due to banks and other lenders                           95,641         95,641
Income and federal excise taxes payable                               5,872          7,547
Cumulative preferred stock dividend                                   1,347            578
Other liabilities                                                     3,724          7,944
                                                                 ----------     ----------
     Total current liabilities                                      126,298        132,157

Other long term liabilities                                           2,851          4,397
                                                                 ----------      ---------

         Total liabilities                                          129,149        136,554
                                                                 ----------      ---------

Commitments and contingencies

Stockholders' equity:
Convertible redeemable preferred stock; $ .001 par value;
     3,000,000 shares authorized; 1,132,600 issued
     and outstanding                                                      1              1
Common stock; $ .001 par value; 10,000,000 shares
     authorized; 3,722,400 issued and outstanding                         4              4
Additional paid-in capital                                           31,455         31,308
Deferred compensation                                                   (55)           (90)
Retained earnings (deficit)                                         (47,947)        (4,665)
Accumulated other comprehensive income (loss)                           (23)          (107)
                                                                 ----------      ---------

         Total stockholders' equity                                 (16,565)        26,451

                                                                 ----------      ---------
         Total liabilities and stockholders' equity              $  112,584      $ 163,005
                                                                 ==========      =========

      The accompanying notes are an integral part of these consolidated condensed statements.

                         STANDARD AUTOMOTIVE CORPORATION

           Condensed Consolidated Statements of Operations (Unaudited)

                      (in thousands, except per share data)

                                                                       Three months ended             Nine months ended
                                                                          December 31,                   December 31,
                                                                  -----------------------------  -----------------------------
                                                                      2001            2000           2001            2000
                                                                  -------------   -------------  -------------   -------------

                                                                                   (Restated)                     (Restated)

Revenues, net                                                     $     18,232    $     32,329   $     76,751     $   117,840
Operating costs and expenses:
     Cost of revenues                                                   15,234          25,955         64,141          93,665
     Selling, general and administrative expenses                        5,320           5,402         17,525          14,352
     Loss on impairment of assets                                           --              --         25,983              --
                                                                  ------------    ------------   ------------    ------------
     Total operating costs and expenses                                 20,554          31,357        107,649         108,017

                                                                  ------------    ------------   ------------    ------------
Operating income (loss)                                                 (2,322)            972        (30,898)          9,823
Interest and other expenses                                              3,075           4,183          9,552           9,624
                                                                  ------------    -------------  ------------    ------------

(Loss) before income taxes                                             (5,397)         (3,211)       (40,450)            199
Provision (benefit) for income taxes                                       440          (1,335)         1,966             248

                                                                  ------------    ------------   ------------    ------------
Net (Loss)                                                              (5,837)         (1,876)       (42,416)            (49)
Preferred dividend                                                         289             289            866             866

                                                                  ------------    -------------  ------------    ------------
Net (loss) available to common stockholders                       $     (6,126)   $     (2,165)  $    (43,282)   $       (915)
                                                                  ============    ============   ============    ============

Basic net (loss) per common share                                 $      (1.65)   $      (0.58)  $     (11.63)   $      (0.25)
                                                                  ============    ============   ============    ============
Diluted net (loss) per common share                               $      (1.65)   $      (0.58)  $     (11.63)   $      (0.25)
                                                                  ============    ============   ============    ============

Basic weighted average number of shares outstanding                      3,722           3,722          3,722           3,711
Diluted weighted average number of shares outstanding                    3,722           3,722          3,722           3,711


      The accompanying notes are an integral part of these consolidated condensed statements.

                         Standard Automotive Corporation
      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       Accumulated     Total
                                                                                             Retained  Other           Stockholders
                    Preferred               Common                 Additional  Deferred      Earnings  Comprehensive   Equity
                    Shares       Preferred  Shares        Common   Paid In     Compensation  (Deficit) Income (Loss)
                    Outstanding  Shares     Outstanding   Stock    Capital

Balance - March 31,         1,133   $      1      3,822        $ 4     $  31,308     $  (90)  $ (4,665)       $ (107)      26,451
2001

Currency Translation                                                                                              57           57
     Adjustment

Warrants and Options                                                          50                                               50
     Issued

Preferred Stock                                                                                   (289)                      (289)
Dividend

Net Loss                                                                                        (3,618)                    (3,618)

Amortization of                                                                          15                                    15
Deferred
     Compensation

                         --------   --------  ---------  ---------   -----------  ---------  ---------  ------------  -----------
Balance - June 30, 2001     1,133          1      3,822          4        31,358        (75)    (8,572)          (50)      22,666
                         --------   --------  ---------  ---------   -----------  ---------  ---------  ------------ ------------

Currency Translation                                                                                             (46)         (46)
     Adjustment

Warrants and Options                                                          50                                               50
     Issued

Preferred Stock                                                                                   (289)                      (289)
Dividend

Net Loss                                                                                       (32,960)                   (32,960)

Amortization of                                                                          15                                    15
Deferred
     Compensation

                         --------   --------  ---------  ---------   -----------  ---------  ---------  ------------  -----------
Balance - September         1,133          1      3,822          4        31,408        (60)   (41,821)          (96)     (10,564)
30, 2001                 --------   --------  ---------  ---------   -----------  ---------  ---------  ------------  -----------

Currency Translation                                                                                              73           73
     Adjustment

Warrants and Options
     Issued
                                                                              47                                               47
Preferred Stock                                                                                   (289)                      (289)
Dividend

Net Loss                                                                                        (5,837)                    (5,837)


Amortization of                                                                           5                                     5
Deferred
     Compensation

                         --------   --------  ---------  ---------   -----------  ---------  ---------  ------------  -----------
Balance - December 31,      1,133       $  1      3,822        $ 4      $ 31,455     $  (55)  $(47,947)       $  (23)   $ (16,565)
2001                     ========   ========  =========  =========   ===========  =========  =========  ============  ===========

       The accompanying notes are an integral part of these consolidated condensed statements.

                     STANDARD AUTOMOTIVE CORPORATION

       Condensed Consolidated Statements of Cash Flows (Unaudited)

                                 (in thousands)

                                                                       Nine months ended
                                                                          December 31,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------     -------------
                                                                                      (Restated)
Cash flows from operating activities:
Net income (loss)                                                $   (42,416)      $       (49)
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                  5,262             5,525
        Loss on impairment of assets                                  25,983                 -
        Non-cash interest and compensation                                35               163
        Deferred financing costs                                        (683)           (2,819)
    Change in assets and liabilities:
        Accounts receivable                                            1,770             6,103
        Inventory                                                      8,881             7,553
        Prepaid expenses and other                                     6,357            (1,001)
        Deferred revenue                                                 653
        Accounts payable and accrued expenses                          1,474           (13,931)
                                                                 ------------     -------------
Net cash provided by operating activities                              7,316             1,544
                                                                 ------------     -------------
Cash flows from investing activities:
    Acquisition of businesses, net of cash acquired                                    (26,463)
    Acquisition of property and equipment                             (1,177)           (2,966)
    Disposition of property and equipment                                 14
                                                                 ------------     -------------
Net cash provided (used) by investing activities                      (1,163)          (29,429)
                                                                 ------------     -------------
Cash flows from financing activities:
    Proceeds from bank loan                                                             32,255
    Repayment of bank loan                                                              (3,938)
    Preferred dividend                                                  (866)             (577)
                                                                 ------------     -------------
Net cash provided by financing activities                               (866)           27,740
                                                                 ------------     -------------

Net increase (decrease) in cash and cash equivalents                   5,287              (145)
Cash and cash equivalents, beginning of period                           857             3,136
                                                                 ------------     -------------
Cash and cash equivalents, end of period                         $     6,144      $      2,991
                                                                 ============     =============

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest                                                 $     2,723      $      6,965
        Income taxes                                                   1,214             3,316
    Noncash investing and financing activities:
        Capital stock and debt issued for acquisition of
          businesses and assets                                            -               780

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

      The financial statements for the nine months ended December 31, 2001 and December 31, 2000 are unaudited. The financial statements for the nine months ended December 31, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made. The financial statements for the nine months ended December 31, 2001 should be read in conjunction with our audited financial statements for the fiscal year ended March 31, 2001 and with the risk factors below.

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


1.  Organizational and Business Combination

         Standard Automotive Corporation (the "Company" or "Standard") is a Delaware corporation that commenced operations in January 1998. Standard currently operates in two segments: (i) the Truck Body/Trailer Division, which designs, manufactures and distributes trailer chassis for use primarily in the transport of shipping containers and a broad line of specialized dump truck bodies, dump trailers, truck suspensions and other related assemblies, and (ii) the Critical Components Division, which specializes in the fabrication of precision assemblies for the aerospace, nuclear, industrial and military markets. Standard's Truck Body/Trailer Division operates through its wholly owned subsidiaries: Ajax Manufacturing Company ("Ajax"), R&S Truck Body Company, Inc. ("R&S") and CPS Trailer Co. ("CPS"). Standard's Critical Components Division operates through its wholly-owned subsidiaries: Ranor, Inc. ("Ranor"), Airborne Gear & Mach. Ltd. ("Airborne"), Arell Machining Ltd. ("Arell") and The Providence Group Inc. ("TPG"). Subsequent to December 31, 2001 both the East and West divisions of Ajax have been closed, and substantially all the assets of TPG were sold.

2.  Recently Issued Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 among other things discontinues amortization of goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill amortization. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules, which must be implemented within six months from adoption. Amortization of goodwill for the three months ending December 31, 2001 was $684,000 compared to $577,000 for the three months ending December 31, 2000. Goodwill amortization for the nine months ending December 31, 2001 was $1,660,000 compared to $1,609,000 for the same period last year. The effect of implementing SFAS No. 142 could be significant.

       In August 2001, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of and Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment of a Business and Extraordinary, Unusual. and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity SFAS 144 is effective for fiscal years beginning after December 15, 2001, and the interim periods within. The Company is currently evaluating the impact on its financial statements of adopting this statement.

3. Derivative Instruments and Hedging Activities

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.

4.  Inventory

      Inventory is comprised of the following:


                                  December 31,2001        March 31, 2001
                                -------------------    --------------------

                                       (Unaudited)

       Raw materials                   $ 3,735,000            $ 10,762,000
       Work in progress                  6,532,000               8,057,000
       Finished goods                    4,386,000              13,233,000

                                -------------------    --------------------
                                      $ 14,653,000            $ 32,052,000
                                ===================    ====================



     The inventory is valued at the lower of cost (first in first out method) or market. Approximately $6.9 million of the decrease in inventory represented the write-down of Ajax inventories to estimated fair market value, due to negative market conditions.


5.  Long Term Debt, Credit Agreements and Federal Excise Taxes

  Classification
       Due to the effects of the default events described below, certain long-term debt has been classified as a current liability on the accompanying condensed consolidated balance sheets.

  Term and Revolver Loans
      Our Term Loan and Revolving Credit Facility ("Credit Facility"), as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable in quarterly installments commencing in June 2000 in specified amounts ranging from approximately $1.3 million and increasing annually thereafter to approximately $1.6 million per quarter in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million, the June 2001 principal payment of $1.6 million, the September 2001 principal payment of $1.6 million or the December 2001 principal payment of $1.6 million.

      All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. In addition, the Credit Facility imposes significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on substantially all our assets. In addition, our Credit Facility contains covenants regarding the maintenance of certain financial and non-financial covenants.

      In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million, $4.1 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001, September 30, 2001, and December 31, 2001 respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of March 31, 2002.

      From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001 we and the Bank Lenders under the Credit Facility (the "Bank Lenders") had been operating under the terms of forbearance agreements pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the latter forbearance agreement, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the Company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at December 31, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as costs and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico, where we have operations.

      On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the Bank Lenders under the Credit Facility may send an acceleration notice at any time and that the Bank Lenders have reserved all rights and remedies under the Credit Facility.

      On October 25, 2001 we and the Bank Lenders under the Credit Facility entered into a new forbearance agreement which was to expire on January 31, 2002, pursuant to which the banks agreed to refrain from exercising their rights until such date. During the forbearance period, periodic reports were to be made to the Bank Group by the investment bankers and the Company on the status of potential asset dispositions. Pursuant to this forbearance agreement, we were required to make payments of $750,000 on each of December 31, 2001 and January 31, 2002, both of which have been paid. We are no longer operating under the terms of a forbearance agreement.

      On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the Bank Lenders, the Bank Lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the Bank Lenders, and that the Bank Lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company and the Bank Lenders have come to a mutually acceptable alternative to the replacement of the crisis manager on an interim basis.

         Since the end of January 2002, we have been operating without a forbearance agreement from the Bank Lenders, and continue to be in default under the Credit Facility. The Bank Lenders have advised us that they seek to resolve our defaults under the Credit Facility by our making a consensual, voluntary filing under Chapter 11 of the United States Bankruptcy Code (for the "Standard Automotive Corporation" parent holding company, but not for our operating subsidiaries). The Bank Lenders maintain the ability to exercise their rights and remedies under the Credit Facility at any time. In connection with the exercise of such rights and remedies, the Bank Lenders have taken possession of one of our bank accounts containing approximately $3.5 million in cash.

         On February 11, 2002, we announced that our Board of Directors had appointed director John E. Elliott II as Chairman of the Board and Chief Restructuring Officer. We also announced that James F. O'Crowley, III was no longer our Chief Executive Officer and President. In addition, the following directors have resigned from our Board: Karl M. Massaro, Steven J. Merker, William C. Needham, Jr. and Joseph Spinella.

         Our new management has been in discussions with the Bank Lenders regarding our defaults under the Credit Facility. There can be no assurance that the outcome of these discussions will be favorable to the Corporation or its stockholders. There can be no assurance that we will not make a Chapter 11 filing as a result of these discussions.

      Interest on the amounts outstanding under the Loans is payable monthly and generally accrues at a variable rate based upon LIBOR or the Base Rate of PNC, plus a percentage which adjusts from time to time based upon the ratio of the Company's indebtedness to EBITDA, as such terms are defined in the Credit Facility. As of December 31, 2001 the average rate of interest for the Loans is 10.25%, which is the default rate. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of the Company's assets. The Credit Facility requires the Company to maintain compliance with certain financial and non-financial covenants.

      At December 31, 2001 the total amount outstanding under the Credit Facility was $91.0 million, excluding $8.4 million of accrued interest.

      We are currently unable to meet our payment obligations under the Credit Facility and will be unable to achieve compliance with the terms of the Credit Facility absent additional equity or debt financing, restructuring of the terms of the Credit Facility or a combination of such financing and restructuring. We have engaged an investment banking firm to assist us in possibly selling our operating units to generate cash to repay the bank debt, although we can give no assurance that our efforts to sell such units will be successful. Due to our current condition of default, our entire long-term debt has been reclassified to current liabilities.

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.6 million, on which approximately $1.9 million of interest was accrued as of December 31, 2001. Although no formal payment plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on each of July 16, 2001, August 15, 2001 and September 15, 2001, and $40,000 on each of October 15, 2001, November 15, 2001, and
December 15, 2001. On January 25, 2002 we received notice that the Internal Revenue Service filed a Federal Tax Lien on the assets of Ajax for the amount of the unpaid excise tax and interest.

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

6.  Basic and Diluted Net Income (loss) per Common Share

      Basic net income (loss) per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders plus convertible preferred dividend payments, if there is any dilutive convertible preferred stock used in computing common equivalent shares, by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and the exercise of stock options and warrants (using the "Treasury Stock" method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

7.    Related Party Transactions

      On May 16, 2001, we entered into an agreement with William Merker, then a director, to settle a dispute regarding the propriety of William Merker's relationship with the agent associated with the purchase of Airborne, Arell and TPG. Pursuant to the terms of this agreement, Mr. William Merker transferred to us 200,000 shares of common stock held by him. In addition, Mr. William Merker provided us with a promissory note, payable on December 1, 2001, in an aggregate principal amount of $201,500, which is equal to the amount by which $800,000 exceeds the fair market value of the transferred shares as determined by an independent appraiser, less expenses related to the appraisal in the amount of $22,500. The note was paid by Mr. William Merker to the Company on December 1, 2001.


8.  Segment Information


      The segment information for the period ended December 31, 2000 for our Critical Components Division represents Ranor's results of operations for the full period and also Airborne's and Arell's from April 26, 2000 through December 31, 2000.


      Below is the selected financial segment data for the nine months ended December 31, 2001 and 2000:

                               Truck            Critical
                            Body/Trailer       Components           Segment
December 31, 2001             Division          Division             Totals
-----------------          ----------------   --------------     ---------------

                                              (in thousands)

Revenue                       $ 45,652           $ 31,099           $ 76,751
Operating income (loss)      $ (26,545)             3,715            (22,830)
Identifiable assets             21,829             47,019             68,848
Capital expenditures             1,177                                 1,177

                               Truck            Critical
                            Body/Trailer       Components           Segment
December 31, 2000 (a)         Division          Division             Totals
---------------------      ----------------   --------------     ---------------

Revenue                       $ 87,255             30,585          $ 117,840
Operating income                 6,859              7,017             13,876
Identifiable assets             48,048             44,164             92,212
Capital expenditures             1,329              1,637              2,966

(a) Restated



      The following is a reconciliation of reportable segment operating income and assets to the Company's consolidated totals for the nine months ended December 31, 2001 and 2000:

                                                                            December 31,
Operating income                                                        2001            2000
----------------                                                   --------------  --------------
                                                                                      (Restated)
                                                                            (in thousands)

Identifiable operating income (loss) for reporting segments         $    (22,830)   $     13,876
Other corporate expenses                                                   8,068           4,053
                                                                    --------------  --------------
Consolidated operating income (loss)                                $    (30,898)   $      9,823
                                                                    ==============  ==============

                                                                             December 31,
Assets                                                                  2001            2000
------
                                                                    --------------  --------------
                                                                            (in thousands)

Total assets for reporting segments                                 $      68,848   $      92,212
Goodwill                                                                   40,213          58,210
Other unallocated amounts (primarily deferred financing costs)              3,523           8,302

                                                                    --------------  --------------
Consolidated total assets                                           $     112,584   $     158,724
                                                                    ==============  ==============


Revenue by geographical area are comprised as follows:

                                    Nine months ended December 31,
                                       2001            2000
                                    --------------  -------------
                                                      (Restated)
                                            (in thousands)
United States                           $ 62,120      $ 103,897
Canada                                    14,631         13,943
                                   --------------  -------------

Total net revenues                      $ 76,751      $ 117,840
                                   ==============  =============



9.  Loss on Impairment of Assets and Subsequent Event

      As of September 30, 2001 we concluded that impairments occurred in the value of the assets of the Ajax unit of the Truck Body/Trailer Division and the TPG unit of the Critical Components Division. The decision was made based on current and projected earnings levels of these divisions and current market conditions in accordance with SFAS No. 121. Accordingly, we recorded impairment losses of $23.7 million for the Ajax unit and $2.2 million for the TPG unit during the quarter ended September 30, 2001. The primary components of the impairment loss included write downs of $18.0 million of goodwill, $4.6 million of inventories and $3.3 million of property, plant and equipment.

      On January 4, 2002, we sold substantially all of the operating assets of the TPG unit for $250,000. In connection with the TPG transaction, the buyer assumed substantially all of the unit's liabilities. The loss to be recorded on this transaction will not be materially different from the previously recorded impairment loss related to the TPG division.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The financial statements for the nine months ended December 31, 2001 and December 31, 2000 are unaudited. The financial statements for the nine months ended December 31, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for the interim period have been made.

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

Recently Issued Accounting Pronouncements

      In June 2001, the FASB approved SFAS Nos. 141 and 142 entitled Business Combinations and Goodwill and Other Intangible Assets, respectively. The statement on business combinations, among other things, eliminates the "Pooling of Interests" method of accounting for business acquisitions entered into after June 30, 2001. SFAS No. 142 among other things, discontinues amortization of goodwill and requires companies to use a fair-value approach to determine whether there is an impairment of existing and future goodwill amortization. These statements are effective for the Company beginning April 1, 2002 and have certain transition rules, which must be implemented within six months from adoption. Amortization of goodwill for the three months ending December 31, 2001 was $684,000 compared to $577,000 for the three months ending December 31, 2000. Goodwill amortization for the nine months ending December 31, 2001 was $1,660,000 compared to $1,609,000 for the same period last year. The effect of implementing SFAS No. 142 could be significant.

           In August 2001, SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS 144 supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of the Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions. SFAS 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within. The Company is currently evaluating the impact on its financial statements of adopting this statement.

Derivative Instruments and Hedging Activities

         SFAS No. 133 was effective for the Company beginning April 1, 2001. The implementation of SFAS No. 133 did not have a material impact on our financial position or results of operations.

Recent Events

         Since the end of January 2002, we have been operating without a forbearance agreement from the Bank Lenders, and continue to be in default under the Credit Facility. The Bank Lenders have advised us that they seek to resolve our defaults under the Credit Facility by our making a consensual, voluntary filing under Chapter 11 of the United States Bankruptcy Code (for the "Standard Automotive Corporation" parent holding company, but not for our operating subsidiaries). The Bank Lenders maintain the ability to exercise their rights and remedies under the Credit Facility at any time. In connection with the exercise of such rights and remedies, the Bank Lenders have taken possession of one of our bank accounts containing approximately $3.5 million in cash.

         On February 11, 2002, we announced that our Board of Directors had appointed director John E. Elliott II as Chairman of the Board and Chief Restructuring Officer. We also announced that James F. O'Crowley, III was no longer our Chief Executive Officer and President. In addition, the following directors have resigned from our Board: Karl M. Massaro, Steven J. Merker, William C. Needham, Jr. and Joseph Spinella.

         Our new management has been in discussions with the Bank Lenders regarding our defaults under the Credit Facility. There can be no assurance that the outcome of these discussions will be favorable to the Corporation or its stockholders. There can be no assurance that we will not make a Chapter 11 filing as a result of these discussions.

Overview

      Standard Automotive Corporation is a diversified holding company. We commenced operations in January 1998 with the acquisition of Ajax Manufacturing Company ("Ajax"). We have expanded our operations through subsequent acquisitions and growth within acquired companies. Standard is comprised of seven operating companies located throughout the United States, Canada and Mexico.

         Our subsidiaries are currently organized into two operating segments,: the Truck Body/Trailer Division and the Critical Components Division. These two divisions operate separately.


  Truck Body/Trailer Division

      Our Truck Body/Trailer Division designs, manufactures and sells trailer chassis, dump truck bodies, specialty trailers, truck suspensions and related assemblies through the following operating companies:

      o Ajax designs, manufactures and sells container chassis, refurbishes (or "re-manufactures") used chassis, and manufactures specialty transportation equipment. Container chassis are used to transport maritime shipping containers from container ships to inland destinations. Container chassis are sold to leasing companies, large steamship lines, railroads and trucking companies to transport overland 20-, 40-, 45- and 48-foot shipping containers. Ajax operates facilities in Hillsborough, New Jersey and Sonora, Mexico. Subsequent to December 31, 2001, both the New Jersey and Mexico divisions of Ajax have been closed.

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

      o The Providence Group Inc. ("TPG"), located in Knoxville, Tennessee, is a specialized engineering services company that provides engineering service predominately in the environmental and nuclear industries. TPG designs, manufactures and operates remote robotic retrieval systems used in the cleaning and transferring of stored nuclear waste. We acquired TPG in September 2000. On January 4, 2002 substantially all of the assets of TPG were sold and the buyer also assumed most of its liabilities.


Strategy

      In light of our recent history of losses and the unavailability of additional acquisition financing, we have shifted our strategic emphasis from growth through acquisitions to growth and management of our current core businesses. Notwithstanding our strategic initiatives, we cannot provide any assurance that we will achieve or sustain profitability in the future. We have recently engaged the services of an investment banking firm to identify prospective buyers and to evaluate any potential offers for the Company and/or for its subsidiaries.

      Our current business strategy is to increase sales by improving the quality of our products and to decrease our costs through progressive inventory and purchasing management, more effective cash management, and improved labor efficiencies. Implementing our business strategy will, during the continuation of defaults under our Credit Facility, require the continued forbearance of our Bank Lenders, which cannot be assured.
      We believe that our competitive advantages include management experience and the skill of our work force, as well as established relationships with customers. A number of the individuals who formerly owned or managed our operating companies have remained with the businesses after acquisition by Standard, and provide comprehensive knowledge of customer needs and markets, enabling our operating companies to design and manufacture customized products.


Results of Operations (Unaudited)

      The following table sets forth, for the indicated periods, certain components of our Consolidated Statements of Operations expressed in dollar amounts and as a percentage of net revenues. The nine months ended December 31, 2001 reflect the consolidated results of all operating companies including TPG, which was acquired on August 31, 2000, for the entire period. The nine months ended December 31, 2000 reflect the consolidated amounts of Standard, Ajax, R&S, CPS and Ranor for the entire period and also Airborne and Arell from the date of their acquisitions on April 26, 2000. The financial statements for the nine months ended December 31, 2000 have been restated for a change in accounting policy in the method of recognizing revenue and for accrued interest expense incurred on delinquent federal excise taxes.

        (in thousands)           For the Three Months Ended December 31,         For the Nine Months Ended December 31,
                              -------------------------------------------     ---------------------------------------------
                                 2001                    2000 (Restated)         2001                    2000 (Restated)
                              --------------------   --------------------     --------------------     --------------------
Revenues, net                 $  18,232      100.0%  $  32,329      100.0%    $  76,751      100.0%    $ 117,840      100.0%

Cost of revenues                 15,234       83.6      25,955       80.3        64,141       83.6        93,665       79.5
Selling, general and
     administrative               5,320       29.1       5,402       16.7        17,525       22.8        14,352       12.2
Loss on impairment
     of assets                       --                     --         --        25,983       33.9            --         --

                              ---------      -----   ---------      -----     ---------      -----     ---------      -----
Operating income (loss)          (2,322)     (12.7)        972        3.0       (30,898)     (40.3)        9,823        8.5
Interest and other                3,075       16.9       4,183       12.9         9,552       12.4         9,624        8.2
                              ---------      -----   ---------      -----     ---------      -----     ---------      -----
Income (loss) before
  provision for taxes            (5,397)     (29.6)     (3,211)      (9.9)      (40,450)     (52.7)          199        0.2
Provision for income taxes          440       (2.4)     (1,335)       4.1         1,966       (2.6)          248        0.2

                              ---------      -----   ---------      -----     ---------      -----     ---------      -----
Net income (loss)             $  (5,837)     (32.0)% $  (1,876)      (5.8)%   $ (42,416)     (55.2)%   $     (49)       0.0%
                              =========      =====   =========      =====     =========      =====     =========      =====

Comparison of Nine Months Ended December 31, 2001 to December 31, 2000

       Net Revenues for the nine months ended December 31, 2001 were $76.8 million, a decrease of 35% from net revenues of $117.8 million, as restated, for the comparable period in 2000. Net revenues for our Truck Body/Trailer Division decreased from approximately $87.3 million, as restated, for the nine months ended December 31, 2000 to approximately $45.7 million for the nine months ended December 31, 2001, a decrease of 48%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries. The decrease in net revenues in our Truck Body/Trailer Division was partially offset by higher net revenues in our Critical Components Division due to the inclusion of Airborne, Arell and TPG, which were acquired during the fiscal year ended March 31, 2001. As a result of acquisitions and the downturn in the Truck Body/ Trailer Division, the Critical Components Division contributed 41% of revenues for the nine months ended December 31, 2001 versus 26% for the nine months ended December 31, 2000. Our Critical Components Division experienced an overall net revenue increase of 2%, to $31.1 million for the nine months ended December 31, 2001, compared to $30.6 million for the nine months ended December 31, 2000.

       Cost of Revenues decreased to $64.1 million, or 83.6% of net revenues, for the nine months ended December 31, 2001 versus $93.7 million, as restated, or 79.5% of net revenues for the comparable period in 2000. This decrease is principally attributed to lower demand for our Truck Body/Trailer Division products. The consolidated ratio of our cost of revenues to revenues increased primarily due to the application of our fixed costs against decreased revenues in our Truck Body/Trailer Division. The ratio of our cost of revenues to revenues at our Critical Components Division remained relatively constant.

      Selling, General & Administrative Expenses ("SG&A") were $17.5 million during the nine months ended December 31, 2001, an increase of $3.1 million from $14.4 million incurred, as restated, during the comparable period in 2000. SG&A, as a percentage of net revenue, increased to 22.8% of net revenues, up from 12.2% for the comparable period in 2000. The dollar increases include significantly higher professional fees associated with our efforts to restructure our Credit Facility and obtain additional forbearance from the bank. The increases also resulted from our higher corporate oversight expense associated with changes in management and our restructuring efforts.

      Loss on the impairment of Assets reflects a loss on an impairment of assets of $23.7 million for the Ajax unit and $2.2 million for the TPG unit.

      Provision for income taxes does not reflect tax benefits being recorded for losses, because there is no assurance that these benefits will be realized.


Comparison of Three Months Ended December 31, 2001 to December 31, 2000

       Net Revenues for the three months ended December 31, 2001 were $18.2 million, a decrease of 43.7% from net revenues of $32.3 million, as restated, for the comparable period in 2000. Net revenues for our Truck Body/Trailer Division decreased from approximately $21.4 million, as restated, for the three months ended December 31, 2000 to approximately $8.9 million for the three months ended December 31, 2001, a decrease of 58%. The decrease in net revenues was primarily attributable to the significant downturn in the truck body and trailer industries. As a result of the downturn in the Truck Body/Trailer Division, the Critical Components Division contributed 51.0% of revenues for the three months ended December 31, 2001 versus 33.8% for the three months ended December 31, 2000. Our Critical Components Division experienced an overall net revenue decrease of 14.7%, to $9.3 million for the three months ended December 31, 2001, compared to $10.9 million for the three months ended December 31, 2000.

       Cost of Revenues decreased to $15.2 million, or 83.6% of net revenues, for the three months ended December 31, 2001 versus $26.0 million, as restated, or 80.3% of net revenues for the comparable period in 2000. This decrease is principally attributed to lower demand for our Truck Body/Trailer Division products. The consolidated ratio of our cost of revenues to revenues increased primarily due to the application of our fixed costs against decreased revenues in our Truck Body/Trailer Division. The ratio of our cost of revenues to revenues at our Critical Components Division remained relatively constant.

      Selling, General & Administrative Expenses ("SG&A") were $5.3 million during the three months ended December 31, 2001, a decrease of $0.1 million from $5.4 million incurred, as restated, during the comparable period in 2000. SG&A, as a percentage of net revenue, increased to 29.1% of net revenues, up from 16.7% for the comparable period in 2000. The percentage increase reflects the lower revenues in 2001 while we incurred professional fees associated with our efforts to restructure our Credit Facility and obtain additional forbearance from the Bank Lenders.

      Interest and Other Expense decreased to $3.1 million for the three months ended December 31, 2001 from $4.2 million, as restated, during the comparable period in 2000. This decrease primarily reflects the provision of $1.1 million of interest expense during the quarter ending December 31, 2000 on the outstanding balance of federal excise taxes payable of $7.3 million as of December 31, 2000.

      Provision for income taxes does not reflect tax benefits being recorded for losses, because there are no assurances that these benefits will be realized. During the quarter, as the result of filing the prior year tax returns, the Company provided taxes for the difference between prior year end estimates and actual income tax refunds received.


Liquidity and Capital Resources

       We have historically funded our operations and capital expenditures through cash flow generated by operations, from borrowings under our Credit Facility and, to a lesser extent, through the incurrence of subordinated indebtedness, capital lease transactions and the issuance of common and preferred stock.

      Our cash position as of December 31, 2001 was $6.1 million, an increase of approximately $5.3 million from our cash and cash equivalents of approximately $900,000 at March 31, 2001. Of the $6.1 million, $4.9 million was in a restricted account, which is controlled by the Bank Lenders and from which the Company does not have the ability to make disbursements. The $4.9 million is the proceeds of our federal income tax refund received in December 2001. Subsequent to December 31, 2001, the Bank Lenders have drawn down funds from this account for forbearance fees and the December 31, 2001 and January 31, 2002 required $750,000 payments to the Bank Lenders.

      Approximately $7.3 million of cash was provided by operating activities during the nine months ended December 31, 2001 compared with $1.5 million, as restated, during the comparable period in 2000. The cash provided by operating activities for the nine months ended December 31, 2001 primarily reflects deferral of payments to our lenders and suppliers, reduction of inventories since March 31, 2001 through improved asset management and the loss on impairment of assets recorded in the quarter ended September 30, 2001.

      Net cash used in investing activities was approximately $1.2 million during the nine months ended December 31, 2001 as compared with $29.4 million, as restated, used during the comparable period in 2000. The cash used by investing activities during the nine months ending December 31, 2001 was primarily for the acquisition of property and equipment, while the cash used in investing activities during the nine months ending December 31, 2000 primarily reflected the acquisitions of Airborne, Arell and TPG.

      The $0.9 million of cash used by financing activities for the nine months ending December 31, 2001 was for the preferred stock dividend, while the cash provided by financing activities during the nine months ending December 31, 2000 principally reflected the financing obtained through an increase in our Credit Facility for the acquisitions of Airborne and Arell. In addition to financing the acquisitions of Arell and Airborne during the nine months ending December 31, 2000, the Credit Facility was also used to finance capital expenditures and to provide additional working capital.

      As of February 13, 2002 our existing cash, together with cash generated from our operations will not be sufficient to fund our current obligations in respect to our senior indebtedness, subordinated indebtedness, preferred stock dividends and payment obligations under earn-out arrangements relating to acquired businesses. We are currently in default under our Credit Facility and are unable to borrow thereunder to fund our operations and other obligations.

      At December 31, 2001, we had $95.6 million in total debt outstanding, consisting of an outstanding revolving loan of $20.0 million, term loans of $71.0 million and subordinated notes to the prior owners of Ranor of $4.6 million. Due to continuing conditions of default described below, the entire $95.6 million of outstanding debt has been reclassified, for reporting purposes, from long-term debt to current liabilities.

      Our Credit Facility, as amended to date, provides for term loans in principal amounts of up to $75.0 million and revolving loans in principal amounts of up to $25.0 million. The principal of the term loans is payable quarterly commencing in June 2000 in specified amounts ranging from approximately $1.3 million quarterly commencing in June 2000 and increasing annually thereafter to approximately $1.6 million in June 2001, $1.9 million in June 2002, $2.3 million in June 2003, $2.6 million in June 2004, and $3.2 million in June 2005. Amounts outstanding under the revolving loans are payable in full in April 2005. All remaining principal then outstanding is due in April 2007. In addition, the amounts outstanding under the Credit Facility are subject to mandatory prepayments in certain circumstances. Subject to our request, together with the approval of the Bank Lenders, the maturity of the revolving loans may be extended for one year with a maximum extension of two one-year periods. We made scheduled principal payments of approximately $4.0 million during the nine months ended December 31, 2000. However, we did not make the March 2001 principal payment of $1.3 million, the June 2001 principal payment of $1.6 million, the September 2001 principal payment of $1.6 million and the December 2001 principal payment of $1.6 million as well as the related concurrent interest payments of $1.5 million, $2.6 million, $2.5 million and $2.5 million, respectively.

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

      In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million, $4.1 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001, September 30, 2001, and December 28, 2001 respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of March 31, 2002.

      From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001 we and the Bank Lenders under the Credit Facility had been operating under the terms of forbearance agreements pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the latter forbearance agreement, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the Company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from PNC Bank, N.A. ("PNC"), the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico, where we have operations.

      On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the Bank Lenders under the Credit Facility may send an acceleration notice at any time and that the Bank Lenders have reserved all rights and remedies under the Credit Facility.

      On October 25, 2001 we and the Bank Lenders under the Credit Facility entered into a new forbearance agreement which was to expire on January 31, 2002, pursuant to which the banks agreed to refrain from exercising their rights until such date. During the forbearance period, periodic reports were to be made to the Bank Group by the crisis manager, investment bankers and the Company on the status of potential asset dispositions. We are no longer operating under the terms of a forbearance agreement.

       On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the Bank Lenders, the Bank Lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the Bank Lenders, and that the Bank Lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company and the Bank Lenders have come to a mutually acceptable alternative to the replacement of the crisis manager, on an interim basis.

         Since the end of January 2002, we have been operating without a forbearance agreement from the Bank Lenders, and continue to be in default under the Credit Facility. The Bank Lenders have advised us that they seek to resolve our defaults under the Credit Facility by our making a consensual, voluntary filing under Chapter 11 of the United States Bankruptcy Code (for the "Standard Automotive Corporation" parent holding company, but not for our operating subsidiaries). The Bank Lenders maintain the ability to exercise their rights and remedies under the Credit Facility at any time. In connection with the exercise of such rights and remedies, the Bank Lenders have taken possession of one of our bank accounts containing approximately $3.5 million in cash.

         On February 11, 2002, we announced that our Board of Directors had appointed director John E. Elliott II as Chairman of the Board and Chief Restructuring Officer. We also announced that James F. O'Crowley, III was no longer our Chief Executive Officer and President. In addition, the following directors have resigned from our Board: Karl M. Massaro, Steven J. Merker, William C. Needham, Jr. and Joseph Spinella.

         Our new management has been in discussions with the Bank Lenders regarding our defaults under the Credit Facility. There can be no assurance that the outcome of these discussions will be favorable to the Corporation or its stockholders. There can be no assurance that we will not make a Chapter 11 filing as a result of these discussions.

      The terms on which we sell our products vary by operating company, but generally provide for payment within 30 days.

      Capital expenditures were approximately $1.2 million for the nine months ended December 31, 2001 compared to approximately $3.0 million, as restated, for the comparable period last year. Capital expenditures incurred during the nine months ended December 31, 2001 were primarily for the purchase of production equipment and computer software to maintain our current plant capacity. We expect that capital expenditures during the fiscal year ending March 31, 2002 will not exceed those of the preceding year.

      The annual dividend requirement on our preferred stock at December 31, 2001 is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Further, we will need the approval of the Bank Lenders under our Credit Facility to resume payment of preferred dividends. Beginning on September 28, 2001, as a result of the failure to pay the quarterly dividend for four consecutive quarters, the holders of our preferred stock have been entitled to elect two directors to our Board of Directors.

      As of December 31, 2001, we had working capital of approximately $0.3 million prior to the reclassification of $95.6 million of long-term debt to current liabilities. There can be no assurance that our current working capital position, along with anticipated results of operations, will be sufficient to allow us to fund our working capital requirements for at least the next twelve months. If, prior to the issuance of our March 31, 2002 annual report, there is not a successful outcome to our discussions with the Bank Lenders under our Credit Facility or with the Internal Revenue Service with respect to our outstanding excise tax liabilities, our independent accountants have advised us that they may have to modify their report as to whether we are a going concern.

      In April 2000 we acquired all of the outstanding capital stock of Airborne and Arell. Under the terms of those acquisition agreements, we agreed to pay approximately $5.1 million in the event that certain earnings targets were achieved during the three years following the acquisition. Accordingly, we accrued for a liability of approximately $2 million for the fiscal year ended March 31, 2001, representing the portion of the earnout attributable to that year. Airborne and Arell met their earnings targets for the fiscal year ended March 31, 2001. With the authorization of the Bank Lenders, a payment of $626,000 was made to the former owners of Airborne and Arell during the quarter ended December 31, 2001. Any such future payments would also require the authorization of the Bank Lenders. Additionally, we have also agreed to pay a certain percentage of the earnings of both companies to the extent that their cumulative earnings for the fiscal years ending March 31, 2001, 2002 and 2003 exceed a certain level.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk


Interest Rate Risk

      We are exposed to interest rate risk primarily through our borrowings under the Credit Facility. As of December 31, 2001, we had approximately $91.0 million of prime rate based debt not including accrued interest outstanding under the Credit Facility. A hypothetical 100 basis-point increase in the floating interest rate from the current level corresponds to an increase in our interest expense over a one-year period of $951,000. This sensitivity analysis does not account for the change in our competitive environment indirectly related to the change in interest rates and the potential decisions which could be taken in response to any of these changes.

Foreign Currency Exchange Risk

      In April 2000, we acquired Airborne and Arell, both located outside of Montreal, Canada, and in April 1999 we commenced production at our facility in Sonora, Mexico. Accordingly, fluctuations in the value of the Canadian dollar and/or Mexican peso compared to the U.S. dollar upon currency conversion may affect our financial position and cash flow. As of December 31, 2001, we had not established any programs for hedging against foreign currency losses. Because a majority of our transactions are U.S. based and U.S. dollar-denominated, a hypothetical 10% change in the value of the Canadian dollar or Mexican peso would not have a materially adverse impact on our financial position and cash flow.

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

      During the fiscal year ended March 31, 2001, we incurred net losses of approximately $10.2 million, and during the nine months ended December 31, 2001 we incurred net losses of approximately $42.7 million. Because of the general decline in the trucking industry, our significantly increased interest expense as a result of recent acquisitions and our inability to successfully integrate acquired businesses, these losses are likely to continue, and perhaps increase, during at least a portion of our current fiscal year. In addition, our revenues declined from the year ended March 31, 2000 to the year ended March 31, 2001 as well as for the nine months ended December 31, 2001 versus the comparable period in 2000. We will need to generate additional revenue and achieve cost reductions if we are to regain and sustain profitability. We may not achieve or sustain profitability and our losses may continue to grow in the future. As a result, we may not be able to pursue our business strategy effectively.

We are in default under our Credit Facility. If we fail to obtain further forbearance or waivers with respect to these defaults or obtain additional financing to enable us to cure them, then our Bank Lenders under the Credit Facility may foreclose on substantially all of our assets, which would severely impair our ability to operate our business and perhaps require us to seek protection from our creditors.

      In December 2000, we informed the agent under the Credit Facility that we were then in default of certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million, $4.1 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001, September 30, 2001 and December 28, 2001, respectively, which constituted additional events of default thereunder. Absent significant additional financing or a restructuring, we expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million on the next payment date of March 31, 2002.

      From May 21, 2001 to July 17, 2001, and from August 23, 2001 to October 19, 2001, we and the Bank Lenders under the Credit Facility had been operating under the terms of forbearance agreements pursuant to which the banks had agreed to refrain from exercising their remedies under the Credit Facility until such date. During the term of the latter forbearance period, and since then, we engaged the services of a crisis manager and an investment-banking firm to identify potential buyers for the Company's subsidiaries. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 1, 2001, we received an acceleration notice from the administrative agent under our Credit Facility, terminating the commitments to make loans under the Credit Facility and declaring all amounts due under the Credit Facility, approximately $91 million at June 30, 2001, excluding costs and legal fees, to be immediately due and payable. According to the notice of acceleration, if the amounts due were not paid by Wednesday, August 1, 2001, the administrative agents and the banks under the Credit Facility reserved their rights without further notice to exercise their rights and remedies under the Credit Facility documents, including but not limited to collecting receivables owed to us and our subsidiaries directly from the parties owing such amounts, taking control of and voting and managing all or part of the pledged stock of our subsidiaries and instituting suit, including foreclosure actions, to collect the debt as well as cost and legal fees. If the banks had taken the foregoing action, our ability to operate our business would have been severely impaired and, in all likelihood, we would have been required to seek protection from our creditors to continue operations, which could have involved filing for bankruptcy protection in the United States and possibly Canada and Mexico where we have operations.

      On August 9, 2001, we received a letter from the administrative agent under the Credit Facility, withdrawing the acceleration notice previously sent to us. The withdrawal letter was subject to our acknowledgement that the defaults set forth in the acceleration notice continued to exist, including the default of certain financial covenants under the Credit Facility since December 2000, and the failure to make scheduled interest and principal payments totaling approximately $2.8 million and $4.2 million under the Credit Facility on March 31, 2001 and July 2, 2001, respectively. We have agreed that the Bank Lenders under the Credit Facility may send an acceleration notice at any time and that the Bank Lenders have reserved all rights and remedies under the Credit Facility.

      On October 25, 2001 we and the Bank Lenders under the Credit Facility entered into a new forbearance agreement which was to expire on January 31, 2002, pursuant to which the banks agreed to refrain from exercising their rights until such date. During the forbearance period periodic reports were to be made to the Bank Group by the crisis manager, investment bankers and the company on the status of potential asset disposition. We are no longer operating under a forbearance agreement and there can be no assurance that we can obtain further forbearance or waivers on favorable terms, if at all.

       On October 31, 2001 the Company's crisis manager ended its engagement to provide consulting services to the Company. As a result of the crisis manager's subsequent failure to provide financial reports to the Bank Lenders, the Bank Lenders notified the Company that it was in default of certain financial reporting required pursuant to the forbearance agreement, that it had failed to retain a crisis manager acceptable to the Bank Lenders, and that the Bank Lenders reserve all rights and remedies under the forbearance agreement and the Credit Facility. The Company and the Bank Lenders have come to a mutually acceptable alternative to the replacement of the crisis manager, on an interim basis.

         Since the end of January 2002, we have been operating without a forbearance agreement from the Bank Lenders, and continue to be in default under the Credit Facility. The Bank Lenders have advised us that they seek to resolve our defaults under the Credit Facility by our making a consensual, voluntary filing under Chapter 11 of the United States Bankruptcy Code (for the "Standard Automotive Corporation" parent holding company, but not for our operating subsidiaries). The Bank Lenders maintain the ability to exercise their rights and remedies under the Credit Facility at any time. In connection with the exercise of such rights and remedies, the Bank Lenders have taken possession of one of our bank accounts containing approximately $3.5 million in cash.

         On February 11, 2002, we announced that our Board of Directors had appointed director John E. Elliott II as Chairman of the Board and Chief Restructuring Officer. We also announced that James F. O'Crowley, III was no longer our Chief Executive Officer and President. In addition, the following directors have resigned from our Board: Karl M. Massaro, Steven J. Merker, William C. Needham, Jr. and Joseph Spinella.

         Our new management has been in discussions with the Bank Lenders regarding our defaults under the Credit Facility. There can be no assurance that the outcome of these discussions will be favorable to the Corporation or its stockholders. There can be no assurance that we will not make a Chapter 11 filing as a result of these discussions.

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

      In order to effect a restructuring of our indebtedness we will be required to obtain the consent of the Bank Lenders under our Credit Facility. The Bank Lenders may require as a condition of their consent that we dispose of certain assets or businesses and apply the proceeds to reduce our indebtedness to them. In the event that we are required to engage in such sales of assets, we may not be able to negotiate favorable terms and may realize reduced values for such assets. In addition, the loss of the assets that we sell could harm our ability to operate our business.

We currently are, and will continue to be, highly leveraged and subject to substantial restrictions as to our operations.

      As of December 31, 2001, we had $95.6 million of debt outstanding, of which $91.0 million was outstanding under our Credit Facility. Due to conditions of default previously described, the entire $95.6 million of outstanding debt was reclassified, for reporting purposes, from long-term debt to current liabilities. To date, a substantial portion of our cash flow has been devoted to debt service. Our ability to make payments of principal and interest on our outstanding indebtedness will be largely dependent upon our ability to raise additional financing, sell assets, restructure existing indebtedness and on our future operating performance. Even if we are able to obtain additional financing and restructure our existing indebtedness, we will remain highly leveraged. All amounts outstanding under the Credit Facility are secured by a lien on substantially all of our assets. In addition, our Credit Facility imposes, and any new or restructured indebtedness will impose, significant operating and financial restrictions on us, including certain limitations on our ability to incur additional debt, make payments on subordinated indebtedness, pay dividends, redeem capital stock, sell assets, engage in mergers and acquisitions or make investments, make loans, transact business with affiliates, enter into sale and leaseback transactions, and place liens on our assets. In addition, our Credit Facility contains covenants regarding the maintenance of certain financial ratios. Servicing our debt obligations will significantly reduce the amount of cash available for investment in our businesses and, together with restrictions imposed by the terms of our indebtedness, may cause our results of operations to suffer.

We have recently undergone changes in our management team and cannot assure you that our management team can effectively work together to operate our business.

      In March 2001, our board appointed a new President and Chief Executive Officer. In August 2001, we hired a new Chief Financial Officer. In February 2002, we announced that our board had appointed director John E. Elliott II as Chairman of the Board and Chief Restructuring Officer. We also announced that James F. O'Crowley, III was no longer Chief Executive Officer and President. Neither our new Chief Restructuring Officer or our new Chief Financial Officer have worked together with our remaining management team before and they, and additional managers that they may hire, may not be able to forge effective working relationships with other members of management at the corporate or operating unit levels. In addition, they, and any other newly hired managers, will need to learn about our company and the industries in which we operate. If our senior management cannot work together effectively, then our business and strategies will be harmed and we will incur additional costs in seeking and retaining new management personnel.

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

      Our common stock and preferred stock are each currently listed on the American Stock Exchange (the "Exchange"). The Exchange has broad discretion to suspend a company's securities from trading or to de-list a company's securities from the Exchange. The Exchange will consider suspending or de-listing the securities of a company if the company sustains losses which are so substantial in relation to its existing financial resources that it appears questionable as to whether such company will be able to continue operations and/or meet its obligations as they mature. The Exchange will also consider suspension or de-listing if the aggregate market value of shares of common stock publicly held is less than $1 million, if the number of stockholders is less than 300, if the company has sold or disposed of a substantial portion of its operations, assets or business as a result of foreclosure or receivership, or if the selling price of shares of a company's stock sell at a low price per share for a substantial period of time, among other reasons. If the Exchange should suspend or de-list our common stock or our preferred stock, the market for our shares would become significantly less liquid, and the value of stockholders' investments would likely decline substantially.

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

      We are currently in arrears on payment of certain federal excise taxes of approximately $6.7 million, on which approximately $1.9 million of interest was accrued as of December 31, 2001. We expect to attempt to negotiate a payment plan with the Internal Revenue Service ("IRS") to resolve the arrearage. Although no formal plan is yet in place, we made a voluntary tax payment in the amount of $634,135 on March 9, 2001 as well as $20,000 on each of July 16, 2001, August 15, 2001, and September 15, 2001, and $40,000 on each of October 15, 2001, November 15, 2001, and December 31, 2001. This arrearage has also resulted in an additional event of default under our Credit Facility. Our financial statements include approximately $205,000 of interest expense for the quarter ended December 31, 2001 related to federal excise tax currently in arrears. On January 25, 2002 we were informed that the IRS filed a federal tax lien on the assets of Ajax for the amount of the unpaid excise tax and interest. Further, the IRS has the statutory authority to impose penalties which could be material. If we are unable to negotiate a payment plan with the IRS, or if the IRS imposes statutory penalties on Standard, the IRS could commence proceedings to freeze or foreclose upon our assets, including our bank accounts. In any of those events our business, financial position or results of operations could be materially and adversely affected.

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

o     sales of assets;

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

      We account for a significant percentage of our long-term contracts at our Ranor unit on a percentage-of-completion basis. For the nine months ended December 31, 2001, Ranor accounted for approximately 17% of our total revenues. This accounting method requires that, for each uncompleted long-term contract, we recognize revenues and earnings based on management's estimates to complete, which are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Accordingly, the revenue we recognize in any given period on such contracts depends to a significant extent on our estimate of the total remaining costs to complete individual projects. As with any estimates, our estimates of costs of completion are subject to numerous risks and uncertainties, including risks of increased costs for, or unavailability of, raw materials, as well as engineering and manufacturing risks in producing products on a timely basis. If in any period we significantly increase our estimate of the total cost to complete a project, we may recognize very little or no additional revenue with respect to that project. As a result, our gross margin in that period may not be directly comparable to prior or future periods and in such period and future periods may be significantly reduced. In some cases we may recognize a loss on individual projects prior to their completion.

We have suspended dividend payments that have and will continue to cumulate and we are in default on certain of our subordinated debt.

      The annual dividend requirement on our preferred stock is currently $1,155,000. We suspended payment of the quarterly dividend of $289,000 during the quarter ended December 31, 2000. Unpaid dividends on the preferred stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the preferred stock. Although we intend to pay the cumulative dividends and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on our preferred stock. Beginning on September 28, 2001, as a result of the failure to pay the quarterly dividend for four consecutive quarters, the holders of our preferred stock have been entitled to elect two directors to our Board of Directors. Such right shall terminate as of the next annual meeting of stockholders following payment of all accrued dividends. In addition, we are in default of interest payments under approximately $4.6 million of convertible subordinated notes issued in connection with our acquisition of our Ranor subsidiary during 1999. We will need the approval of the Bank Lenders under our Credit Facility to resume payment of preferred dividends and payment of interest and principal on our subordinated debt.

Our business is concentrated in industries that are subject to economic cycles.

      A significant portion of our business and business development efforts are concentrated in the trucking, and, to a lesser extent, the aerospace, nuclear, industrial and defense industries. Since March 2000, the U.S. economy has suffered a sharp decline. As demonstrated by our decline in revenues from our Truck Body/Trailer Division in the quarter ending December 31, 2001, many of our customers have substantially curtailed, if not eliminated, significant additional expenditures in these areas. Certain of these developments have already had an adverse impact on our business. A continuation of the current economic environment will likely further adversely affect our business.

The Critical Components Division relies on U.S. government contracts and subcontracts for a substantial portion of its revenues.

      A significant portion of our business and business development efforts are concentrated in industries where the U.S. government is a major customer. Approximately 35% of the Critical Components Division's net revenues for the quarter ended December 31, 2001 were derived directly from contracts with the U.S. government, or agencies or departments thereof, or indirectly from subcontracts with U.S. Government contractors. The majority of these Government contracts are subject to termination and renegotiation for the convenience of the government. As a result, our business, financial condition and results of operations may be materially affected by changes in U.S. Government expenditures in the industries in which we operate.

We are dependent on a few customers for a substantial percentage of our revenues.

      Due to the nature of the markets we participate in, including the heavy-duty trailer chassis and container industry and the nuclear waste disposal industry, the available pool of potential customers is limited. For the nine months ended December 31, 2001, three customers were responsible for 36% of the sales of Truck Body/Trailer Division and three customers were responsible for 52% of the sales of our Critical Components Division. Our preferred supplier arrangement with one of our major customers expired in the second quarter of our 2001 fiscal year. We are currently negotiating with this customer to renew our preferred supplier arrangement, although we cannot be sure we will be successful in doing so. The loss of any major customer could have a material adverse effect on our business, financial condition and operating results.

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

      As of February 1, 2002, our three largest stockholders, including one director and one former director who are brothers, collectively beneficially owned approximately 47.6% of our outstanding common stock. As a result of this concentration of ownership, these stockholders, should they choose to act together, would be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership could also have the effect of delaying or preventing a change in control of the company.

Certain anti-takeover provisions could cause harm to our stockholders.

      Our certificate of incorporation and by-laws contain certain provisions that could have the effect of delaying or preventing a change of control of the company, even if such a transaction would be beneficial to our stockholders. For example, our certificate of incorporation authorizes the board of directors to issue one or more series of preferred stock without stockholder approval. Such preferred stock could have voting and conversion rights that adversely affect the voting power of the holders of preferred stock and/or common stock, or could result in one or more classes of outstanding securities that would have dividend, liquidation or other rights superior to those of the preferred stock and/or common stock. Issuance of such preferred stock may have an adverse effect on the then prevailing market price of the preferred stock and/or common stock. Our certificate of incorporation also requires a vote of 75% for certain business combination transactions, whether or not stockholders are otherwise entitled to vote on such transactions under applicable law. Similarly, our by-laws establish a "staggered" board of directors and contain provisions limiting the ability of stockholders to nominate new directors. Additionally, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.
Section 203 could have the effect of delaying or preventing a change of control of the company even if it would be in the best interests of the company or our stockholders.



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

Item 3. Defaults Upon Senior Securities

         (a) During the fiscal year ending March 31, 2001, we incurred net losses of approximately $10.2 million. In December 2000, we notified the agent under our Credit Facility that we were not in compliance with certain financial covenants under the Credit Facility. In addition, we failed to make scheduled interest and principal payments totaling approximately $2.8 million, $4.2 million, $4.1 million and $4.1 million under the Credit Facility on March 31, 2001, July 2, 2001, September 28, 2001, and December 31, 2001, respectively, which constituted additional events of default thereunder. As of December 31, 2001, we were also in default in interest payments totaling approximately $375,000 in respect of convertible subordinated notes issued to finance the acquisition of our Ranor subsidiary. We expect to be unable to pay additional principal and interest payments totaling approximately $4.1 million under the Credit Facility on the next payment date of March 31, 2002.

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

         (b) The holders of our Preferred Stock are entitled to receive cumulative dividends at the rate of $1.02 per share per year, paid quarterly on the last business day of March, June, September and December of each year, commencing on March 31, 1998. To date, we have paid all required dividends on the Preferred Stock with cash generated from operations with the exception of the dividends for the five quarters ended December 31, 2000, March 31, 2001, June 30, 2001, September 30, 2001, and December 31, 2001. The cumulated arrearage at March 31, 2001 was $578,000 and as of December 31, 2001 was $1,348,000. Since Standard has been in arrearage on dividend payments for four or more quarters, the holders of our Preferred Stock are entitled to elect two directors to Standard's board of directors.

         The annual dividend requirement on our Preferred Stock is $1,155,000. During the quarter ending December 31, 2000, we suspended payment of the quarterly dividend of $289,000 on the Preferred Stock. Unpaid dividends on the Preferred Stock are cumulative. Our future earnings, if any, may not be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Although we intend to pay the cumulative dividend and to resume payment of regular quarterly dividends out of available surplus, there can be no assurance that we will maintain sufficient surplus or that future earnings, if any, will be adequate to pay the cumulative dividend or future dividends on the Preferred Stock. Further, we will need approval of our Bank Lenders to resume payment of dividends on the Preferred Stock.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q

10.47 Employment Agreement dated July 30, 2001 between Standard and Matthew B. Burris

      (b)   Reports on Form 8-K

We filed the following Reports on Form 8-K during the quarter ended December 31, 2001:

Date                                            Item:
----                                            -----

October 9, 2001     Item 5- Announcing an extension of the forbearance agreement between Standard and its Bank Lenders under the Term Loan and Revolving Credit facility, expiring on October 29, 2001

October 27, 2001    Item 5-Announcing a forbearance agreement expiring on
                    January 31, 2002 between Standard and its Bank Lenders under the Term Loan and Revolving Credit Facility.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


STANDARD AUTOMOTIVE CORPORATION

/s/ Matthew B. Burris                                   Date: February 19, 2002
-------------------------------------------
Matthew B. Burris
Chief Financial Officer, Vice President, Treasurer and Secretary (Duly Authorized Officer and Principal Financial and Accounting Officer)